Form 10-Q
period 1994-06-30
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1994-08-12
CIK 857488

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 1994

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

                        Commission File Number:  1-16183

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
- - --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1060544
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                    Address of principal executive office

                                 (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ____                                                                 No____

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                                                               June 30,       December 31,
                                                                                 1994            1993
                                                                             ------------     ------------
                   ASSETS
                   ------
CASH                                                                         $    849,245     $    969,416

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $22,953 and $14,267 at
  June 30, 1994 and December 31, 1993, respectively                               363,118          320,887

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       30,144,815       28,673,415
  Less- accumulated depreciation                                              (11,561,678)     (10,408,482)
                                                                             ------------     ------------

                                                                               18,583,137       18,264,933

  Franchise costs, net of accumulated amortization
    of $16,404,582 and $15,140,951 at June 30, 1994
    and December 31, 1993, respectively                                        12,357,318       13,620,949
  Subscriber lists, net of accumulated amortization of
    $3,831,993 and $3,486,041 at June 30, 1994 and
    December 31, 1993, respectively                                               543,907          889,859
  Costs in excess of interest in net assets purchased,
    net of accumulated amortization of $851,271 and
    $778,421 at June 30, 1994 and December 31, 1993,
    respectively                                                                4,976,766        5,049,616
                                                                             ------------     ------------

         Total investment in cable television
           properties                                                          36,461,128       37,825,357

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                   288,710          391,950
                                                                             ------------     ------------

         Total assets                                                        $ 37,962,201     $ 39,507,610
                                                                             ============     ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                June 30,      December 31,
                                                                                  1994           1993
                                                                              -----------     ------------
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Debt                                                                        $22,177,644     $ 22,208,312
  Accounts payable-
    Trade                                                                         122,393           43,541
    Managing General Partner                                                       12,029             -
  Accrued liabilities                                                             676,222          924,024
  Subscriber prepayments                                                           85,271           83,957
                                                                              -----------     ------------

         Total liabilities                                                     23,073,559       23,259,834
                                                                              -----------     ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                               500              500
    Accumulated deficit                                                          (213,960)        (200,369)
                                                                              -----------     ------------

                                                                                 (213,460)        (199,869)
                                                                              -----------     ------------

  Limited Partners-
    Net contributed capital
      (164,178 units outstanding at
       June 30, 1994 and December 31, 1993)                                    35,824,200       35,824,200
    Accumulated deficit                                                       (20,722,098)     (19,376,555)
                                                                              -----------     ------------

                                                                               15,102,102       16,447,645
                                                                              -----------     ------------

         Total liabilities and partners'
           capital (deficit)                                                  $37,962,201     $ 39,507,610
                                                                              ===========     ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                          For the Three Months Ended         For the Six Months Ended
                                                   June 30,                          June 30,
                                        ----------------------------      ----------------------------

                                           1994              1993            1994             1993
                                        -----------       ----------      -----------      -----------
REVENUES                                $ 3,300,443       $3,067,783      $ 6,420,480      $ 6,014,355

COSTS AND EXPENSES:
  Operating, general
    and administrative                    1,774,420        1,632,796        3,494,252        3,137,366
  Management fees and
    allocated overhead
    from General Partners                   427,167          391,774          847,283          762,186
  Depreciation and
    amortization                          1,393,998        1,493,075        2,835,629        3,029,973
                                        -----------       ----------      -----------      -----------

OPERATING LOSS                             (295,142)        (449,862)        (756,684)        (915,170)
                                        -----------       ----------      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense                         (310,101)        (268,520)        (585,144)        (562,975)
  Interest income                             7,649            8,050            7,649           16,823
  Other, net                                (30,843)          (2,718)         (24,955)          (1,967)
                                        -----------       ----------      -----------      -----------

         Total other income,
           (expense), net                  (333,295)        (263,188)        (602,450)        (548,119)
                                        -----------       ----------      -----------      -----------

NET LOSS                                $  (628,437)      $ (713,050)     $(1,359,134)     $(1,463,289)
                                        ===========       ==========      ===========      ===========

ALLOCATION OF NET LOSS:
  General Partners                      $    (6,284)      $   (7,131)     $   (13,591)     $   (14,633)
                                        ===========       ==========      ===========      ===========

  Limited Partners                      $  (622,153)      $ (705,919)     $(1,345,543)     $(1,448,656)
                                        ===========       ==========      ===========      ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                      $     (3.79)      $    (4.30)     $     (8.20)     $     (8.82)
                                        ===========       ==========      ===========      ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                         164,178          164,178          164,178          164,178
                                        ===========       ==========      ===========      ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                 For the Six Months Ended
                                                                                          June 30,
                                                                             ----------------------------------

                                                                                1994                  1993
                                                                             -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(1,359,134)          $(1,463,289)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                            2,835,629             3,029,973
      Amortization of interest rate protection contract                           16,668                16,660
      Increase in trade receivables                                              (42,231)              (31,927)
      Decrease in deposits, prepaid expenses and deferred charges                 86,572                93,479
      Decrease in accounts payable, accrued liabilities and
        subscriber prepayments                                                  (167,636)             (321,681)
      Increase (decrease) in amount due Managing General Partner                  12,029              (238,198)
                                                                             -----------           -----------

         Net cash provided by operating activities                             1,381,897             1,085,017
                                                                             -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (1,471,400)           (1,206,776)
                                                                             -----------           -----------

         Net cash used in investing activities                                (1,471,400)           (1,206,776)
                                                                             -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                          -                   25,382
  Repayment of debt                                                              (30,668)             (485,701)
  Purchase of interest rate protection contracts                                    -                 (100,000)
                                                                             -----------           -----------

         Net cash used in financing activities                                   (30,668)             (560,319)
                                                                             -----------           -----------

Increase (decrease) in cash                                                     (120,171)             (682,078)

Cash, beginning of period                                                        969,416             1,759,321
                                                                             -----------           -----------

Cash, end of period                                                          $   849,245           $ 1,077,243
                                                                             ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                              $   536,902           $   574,460
                                                                             ===========           ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at June 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and six month periods ended June 30, 1994 and June 30, 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television systems serving the areas in and around Carmel, Indiana and Roseville, California.

(2) Jones Cable Corporation ("the Managing General Partner"), a 100 percent owned affiliate of Jones Intercable, Inc. ("JIC"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1994 were $165,022 and $321,024, respectively, compared to $153,389 and $300,718, respectively, for the three and six month periods ended June 30, 1993.

         IDS Cable Corporation ("the Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner for the three and six month periods ended June 30, 1994 were $16,502 and $32,102, respectively, compared to $15,339 and $30,072, respectively, for the three and six month periods ended June 30, 1993.

         The Partnership reimburses JIC for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Other overhead costs are allocated primarily based on revenues and/or the cost of partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by JIC and all other systems owned by partnerships for which JIC or affiliates are the general partners are also allocated a proportionate share of these expenses. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to JIC by the Partnership for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1994 were $245,643 and $494,157, respectively, compared to $223,046 and $431,396, respectively, for the three and six month periods ended June 30, 1993. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1994 and 1993.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      (A Development Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         The Partnership expended approximately $1,471,000 in capital improvements during the first six months of 1994. Approxmately 38 percent related to system extensions and 22 percent related to service drops to homes. System upgrades accounted for approximately 11 percent of these expenditures. The remaining expenditures related to various system enhancements. These additions were funded by cash on hand and cash generated from operations.

         Anticipated capital expenditures for the remainder of 1994 are approximately $1,470,000. System extensions and system upgrades are expected to account for 39 percent and 30 percent, respectively, of the remaining expenditures. The remainder is for various enhancements in the Partnership's systems. The level of capital expenditures will depend, in part, upon the Managing General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Partnership's liquidity position. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations, and if available, borrowings under a renegotiated credit facility.

         In February 1989, the Partnership entered into a revolving credit and term loan agreement. At December 31, 1993, the outstanding balance on this line of credit of $23,000,000 was converted to a term loan payable in 28 consecutive quarterly installments which began March 31, 1993 and end December 31, 1999. The Managing General Partner has obtained waivers of the scheduled March 31, 1994 and June 30, 1994 principal payments to provide liquidity for capital expenditures. The Managing General Partner anticipates negotiating to further reduce principal payments, establish a revolving credit period and increase the maximum amount available. The regulatory matters discussed below may have an adverse effect on the Managing General Partner's ability to renegotiate the credit facility. Interest is at the Partnership option of prime plus .25 percent, London Interbank Offered Rate plus 1.25 percent or CD Rate plus 1.5 percent. The effective interest rates on amounts outstanding as of June 30, 1994 and 1993 are 5.77 percent and 4.48 percent, respectively. On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $10,000,000. The agreement protects the Partnership for interest rates that exceed 7 percent for three years from the date of the agreement.

         Subject to the regulatory matters discussed below, and assuming successful renegotiation of the credit facility, the General Partners believe that the Partnership has, and will continue to have, sufficient sources of capital available in the form of cash on hand and its ability to create cash reserves from operations to meet its presently anticipated obligations.

         Regulatory Matters

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by the Partnership, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non- basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease was not as severe as originally anticipated. The Managing General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         The Partnership complied with the new regulations and reduced rates in its cable television systems. The annualized reduction of operating income before depreciation and amortization is $355,000, or approximately 8 percent. The Partnership will continue its efforts to mitigate the effect of such rate reductions.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations") which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

         The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned by the Partnership, no television stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions, and the Managing General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative effect on the system.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $232,660, or approximately 8 percent, from $3,067,783 to $3,300,443 for the three months ended June 30, 1994 as compared to 1993. For the six month periods ended June 30, 1994 and 1993, revenues increased $406,125, or approximately 7 percent, from $6,014,355 in 1994 to $6,420,480 in 1994. Since June 30, 1993, the Partnership's systems have added approximately 1,729 basic subscribers and approximately 1,962 pay units, increases of approximately 6 percent and 9 percent, respectively. Basic subscribers totalled 29,994 at June 30, 1993 compared to 31,723 at June 30, 1994. This expansion of the subscriber base accounted for approximately 20 percent of the increase in revenues for the three month periods and 41 percent of the increase for the six month periods. Increases in advertising sales revenue accounted for approximately 61 percent and 55 percent, respectively, of the three and six month increases in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993 with which the Partnership complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which when implemented July 14, 1994 reduced rates further. See regulation and legislation discussion above. No other individual factor significantly affected the increase in revenues.

         For the three month periods ended June 30, 1994 and 1993, operating, general and administrative expenses increased $141,624, or approximately 9 percent, from $1,632,796 in 1993 to $1,774,420 in 1994. Operating, general and administrative expenses increased $356,886, or approximately 11 percent, from $3,137,366 in 1993 to $3,494,252 for the six months ended June 30, 1994. These increases in operating, general and administrative expenses were due to increases in programming fees, personel related costs, and advertising sales expenses. Operating, general and administrative expense consumed approximately 53 percent of revenue for each of the three months ended June 30, 1993 and 1994 and 54 percent and 52 percent, respectively, of revenue during the six months ended June 30, 1993 and 1994. No other single factor significantly affected the increase in operating, general and administrative expenses.

         Management fees and allocated overhead from the General Partners increased $35,393, or approximately 9 percent, from $391,774 to $427,167 for the three months ended June 30, 1993 and 1994. For the six month periods ended June 30, 1994 and 1993, management fees and allocated overhead from the General Partners increased $85,097, or approximately 11 percent, from $762,186 in 1993 to $847,283 in 1994. These increases are due primarily to the increases in revenues upon which such fees and allocations are based, and an increase in allocated expenses from the Managing General Partner. The Managing General Partner has experienced increases in costs, including salaries and benefits and reregulation costs, a portion of which were allocated to the Partnership. Depreciation and amortization expense decreased $99,077, or approximately 7 percent, from $1,493,075 to $1,393,998 for the three months ended June 30, 1994 as compared to 1993. For the six month periods ended June 30, 1994 and 1993, depreciation and amortization expense decreased $194,344, or approximately 6 percent, from $3,029,973 in 1993 to $2,835,629 in 1994. These decreases are due to a reduction in amortization expense resulting from the maturation of certain intangible assets during 1993, and a reduction in depreciation expense due to the maturation of the Partnership's depreciable asset base.

         Operating loss decreased $154,720, or approximately 34 percent, from $449,862 to $295,142 for the three month periods. This decrease was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating, general and administrative expense and management and supervision fees and allocated overhead from the General Partners. For the six month periods, operating loss decreased $158,486, or approximately 17 percent, from $915,170 in 1993 to $756,684 in 1994. The decrease was attributable to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating, general and administrative expense, management and supervision fees, and allocated overhead from the General Partners. Operating income before depreciation and amortization increased $55,643, or approximately 5 percent, from $1,043,213 to $1,098,856 for the three months ended June 30, 1993 as compared to 1994. This increase is a result of the increase in revenue exceeding the increases in operating, general and administrative expense, management and supervision fees and allocated overhead from the General Partners. For the six month periods ended June 30, 1993 and 1994, operating income before depreciation and amortization decreased $38,858, or approximately 2 percent, from $2,114,803 in 1993 to $2,078,945 in 1994. This decrease is a result of the increases in operating, general and administrative expense, management and supervision fees and allocated overhead from the General Partners exceeding the increase in revenues.

         Interest expense increased $41,581, or approximately 15 percent, from $268,520 for the three months ended June 30, 1993 to $310,101 for the three months ended June 30, 1994. Interest expense increased $22,169, or approximately 4 percent, from $562,975 to $585,144 for the six months ended June 30, 1993 as compared to 1994. These increases in interest expense are due to higher effective interest rates charged on outstanding obligations between the periods. Net loss decreased $84,613, or approximately 12 percent, from $713,050 to $628,437 for the three month periods. For the six month periods ended June 30, 1994 and 1993, net loss decreased $104,155, or approximately 7 percent, from $1,463,289 to $1,359,134. The decreases are due to the factors discussed above, and such losses are expected to continue.

                          PART II - OTHER INFORMATION

NONE

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IDS/JONES GROWTH PARTNERS 87-A, LTD.
                                        BY:  JONES CABLE CORPORATION
                                             Managing General Partner



                                        By:  /s/ KEVIN P. COYLE
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  August 12, 1993