Form 10-Q
period 1994-09-30
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1994-11-14
CIK 857488

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1994

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to ________________

                       Commission File Number:  0-16183

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
               Exact name of registrant as specified in charter

Colorado                                                            84-1060544
State of organization                                    I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
                     Address of principal executive office

                                 (303) 792-3111
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                No
    ----                                                                  ----

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                  September 30,            December 31,
         ASSETS                                                                        1994                    1993
         ------                                                                   -------------            ------------
CASH                                                                              $     818,831            $    969,416

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $28,018 and $14,267 at
  September 30, 1994 and December 31, 1993,
  respectively                                                                          186,480                 320,887

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                             30,926,303              28,673,415
  Less- accumulated depreciation                                                    (12,109,065)            (10,408,482)
                                                                                   ------------            ------------

                                                                                     18,817,238              18,264,933

  Franchise costs, net of accumulated
    amortization of $17,036,397 and $15,140,951
    at September 30, 1994 and December 31, 1993,
    respectively                                                                     11,725,503              13,620,949
  Subscriber lists, net of accumulated amortization
    of $4,004,969 and $3,486,041 at September 30, 1994
    and December 31, 1993, respectively                                                 370,931                 889,859
  Costs in excess of interest in net assets purchased,
    net of accumulated amortization of $887,696 and
    $778,421 at September 30, 1994 and
    December 31, 1993, respectively                                                   4,940,341               5,049,616
                                                                                   ------------            ------------

         Total investment in cable television properties                             35,854,013              37,825,357

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                         438,328                 391,950
                                                                                   ------------            ------------

         Total assets                                                              $ 37,297,652            $ 39,507,610
                                                                                   ============            ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                    September 30,         December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                    1994                  1993
         -------------------------------------------                                -------------         ------------
LIABILITIES:
  Debt                                                                              $ 21,813,520          $ 22,208,312
  Accounts payable-
     Trade                                                                                34,372                43,541
     Managing General Partner                                                            556,484                -
  Accrued liabilities                                                                    764,234               924,024
  Subscriber prepayments                                                                  36,146                83,957
                                                                                    ------------          ------------

         Total liabilities                                                            23,204,756            23,259,834
                                                                                    ------------          ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                                      500                   500
    Accumulated deficit                                                                 (221,918)             (200,369)
                                                                                    ------------          ------------

                                                                                        (221,418)             (199,869)
                                                                                    ------------          ------------

  Limited Partners-
    Net contributed capital
      (164,178 units outstanding at
      September 30, 1994 and December 31, 1993)                                       35,824,200            35,824,200
    Accumulated deficit                                                              (21,509,886)          (19,376,555)
                                                                                    ------------          ------------

                                                                                      14,314,314            16,447,645
                                                                                    ------------          ------------

         Total liabilities and partners'
           capital (deficit)                                                        $ 37,297,652          $ 39,507,610
                                                                                    ============          ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended              For the Nine Months Ended
                                                             September 30,                           September 30,
                                                     -----------------------------          ------------------------------
                                                        1994               1993                1994               1993
                                                     ----------         ----------          -----------        -----------
REVENUES                                             $3,237,138         $3,097,506          $ 9,657,618        $ 9,111,861

COSTS AND EXPENSES:
  Operating, general
     and administrative                               1,843,471          1,600,239            5,337,723          4,737,605
  Management fees and
     allocated overhead
     from General Partners                              412,481            402,497            1,259,764          1,164,683
  Depreciation and
    amortization                                      1,388,603          1,477,551            4,224,232          4,507,524
                                                     ----------         ----------          -----------        -----------

OPERATING LOSS                                         (407,417)          (382,781)          (1,164,101)        (1,297,951)
                                                     ----------         ----------          -----------        -----------

OTHER INCOME (EXPENSE):
  Interest expense                                     (382,840)          (269,796)            (967,984)          (832,771)
  Other, net                                             (5,489)             8,632              (22,795)            23,488
                                                     ----------         ----------          -----------        -----------

         Total other income,
           (expense), net                              (388,329)          (261,164)            (990,779)          (809,283)
                                                     ----------         ----------          -----------        -----------

NET LOSS                                             $ (795,746)        $ (643,945)         $(2,154,880)       $(2,107,234)
                                                     ==========         ==========          ===========        ===========

ALLOCATION OF NET LOSS:
  General Partners                                   $   (7,957)        $   (6,439)         $   (21,549)       $   (21,072)
                                                     ==========         ==========          ===========        ===========

  Limited Partners                                   $ (787,789)        $ (637,506)         $(2,133,331)       $(2,086,162)
                                                     ==========         ==========          ===========        ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                   $    (4.80)        $    (3.88)         $    (12.99)       $    (12.71)
                                                     ==========         ==========          ===========        ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                     164,178            164,178              164,178            164,178
                                                     ==========         ==========          ===========        ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                         For the Nine Months Ended
                                                                                               September 30,
                                                                                      -------------------------------
                                                                                         1994                1993
                                                                                      -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $(2,154,880)        $(2,107,234)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
        Depreciation and amortization                                                   4,224,232           4,507,524
        Amortization of interest rate protection contract                                  25,002              24,994
        Decrease (increase) in trade receivables                                          134,407            (108,967)
        Increase in deposits, prepaid expenses and
          deferred charges                                                                (71,380)            (87,668)
        Decrease in accounts payable, accrued
          liabilities and subscriber prepayments                                         (216,770)           (115,374)
        Increase (decrease) in amount due Managing General Partner                        556,484            (238,198)
                                                                                      -----------         -----------

          Net cash provided by operating activities                                     2,497,095           1,875,077
                                                                                      -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                  (2,252,888)         (1,890,578)
                                                                                      -----------         -----------

          Net cash used in investing activities                                        (2,252,888)         (1,890,578)
                                                                                      -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                 -                   43,080
  Repayment of debt                                                                      (394,792)           (727,833)
  Purchase of interest rate protection contracts                                           -                 (100,000)
                                                                                      -----------         -----------

          Net cash used in financing activities                                          (394,792)           (784,753)
                                                                                      -----------         -----------

Decrease in cash                                                                         (150,585)           (800,254)

Cash, beginning of period                                                                 969,416           1,759,321
                                                                                      -----------         -----------

Cash, end of period                                                                   $   818,831         $   959,067
                                                                                      ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                       $   848,676         $   870,000
                                                                                      ===========         ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at September 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television systems serving the areas in and around Carmel, Indiana and Roseville, California.

(2) Jones Cable Corporation ("the Managing General Partner") a 100 percent owned affiliate of Jones Intercable, Inc. ("JIC"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and nine month periods ended September 30, 1994 were $161,857 and $482,881, respectively, compared to $154,875 and $455,593, respectively, for the three and nine month periods ended September 30, 1993.

         IDS Cable Corporation ("the Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Partnership for the three and nine month periods ended September 30, 1994 were $16,186 and $48,288, respectively, compared to $15,488 and $45,559, respectively, for the three and nine month periods ended September 30, 1993.

         The Partnership reimburses JIC for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for Corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Other overhead costs are allocated primarily based on revenues and/or the cost of partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by JIC and all other systems owned by partnerships for which JIC is the general partner are also allocated a proportionate share of these expenses. The Supervising General Partner will also be reimbursed for certain expenses incurred on behalf of the Partnership. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to JIC by the Partnership for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1994 were $234,438 and $728,595, respectively, compared to $232,134 and
$663,531, respectively, for the three and nine month periods ended September 30, 1993. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1994 and 1993.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      (A Development Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

         The Partnership expended approximately $2,250,000 for capital improvements during the first nine months of 1994. Of these improvements, approximately 37 percent related to the construction of extensions to the cable television plant in the Partnership's cable television systems, approximately 20 percent related to service drops to homes, and approximately 13 percent related to rebuilds and upgrades of the cable television plant. The remaining expenditures were for various system enhancements. These additions were funded by cash on hand and cash generated from operations.

         Budgeted capital expenditures for the remainder of 1994 are approximately $860,000. Construction of cable plant extensions is expected to account for approximately 46 percent of these expenditures and upgrades are expected to account for approximately 32 percent of the remaining expenditures. The balance of the expenditures are for various enhancements in each of the Partnership's systems. The actual level of capital expenditures will depend, in part, upon the Managing General Partner's determination as to the proper scope and timing of such expenditures in light of the rules and regulations adopted in connection with the 1992 Cable Act and the Partnership's liquidity position. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations, and, if available, borrowings under a renegotiated credit facility.

         In February 1989, the Partnership entered into a revolving credit and term loan agreement. At December 31, 1992, the then outstanding balance of $23,000,000 was converted to a term loan payable in 28 consecutive quarterly installments which began March 31, 1993 and end December 31, 1999. The Managing General Partner obtained waivers of the scheduled March 31, 1994 and June 30, 1994 principal payments to provide liquidity for capital expenditures. A $345,000 installment was paid during the third quarter. At September 30, 1994, the outstanding balance on the term loan was $21,735,000. Remaining installments due for 1994 total $345,000. The Managing General Partner anticipates negotiating to further reduce principal payments, establish a revolving credit period and increase the maximum amount available to $23,000,000. The regulatory matters discussed below may have an adverse effect on the Managing General Partner's ability to renegotiate the credit facility. Interest is at the Partnership's option of prime plus .25 percent, London Interbank Offered Rate plus 1.25 percent or CD Rate plus 1.5 percent. The effective interest rates on amounts outstanding as of September 30, 1994 and 1993 were 6.1 percent and 4.5 percent, respectively. On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $10,000,000. The agreement protects the Partnership for interest rates that exceed 7 percent for three years from the date of the agreement.

         Subject to Regulation and Legislation as discussed below, and assuming successful renegotiation of the credit facility, of which there can be no assurance, the General Partners believe that the Partnership has, and will continue to have, sufficient sources of capital available in the form of cash on hand and its ability to create cash reserves from operations to meet its presently anticipated obligations.

Regulation and Legislation

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

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The Managing General Partner undertook actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no change in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effect of the two methods of rate regulation, the Managing General Partner concluded that the Partnership should comply with the benchmark regulations. The Partnership complied with the new regulations and further reduced rates in its cable television systems. The annualized reduction of operating income before depreciation and amortization is $355,000, or approximately 8 percent. The Partnership will continue its efforts to mitigate the effect of such rate reductions.

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

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $139,632, or approximately 5 percent, for the three months ended September 30, 1994 as compared to 1993, from $3,097,506 in 1993 to $3,237,138 in 1994. For the nine month periods, revenues increased $545,757, or approximately 6 percent, from $9,111,861 in 1993 to $9,657,618 in 1994. Increases in advertising sales revenue accounted for approximately 74 percent and 60 percent, respectively, of the three and nine month increases in revenues. Since September 30, 1993, the Partnership has added approximately 2,018 basic subscribers and approximately 2,076 pay units, increases of approximately 7 percent and 9 percent, respectively. Basic subscribers increased from 30,254 at September 30, 1993 to 32,272 at September 30, 1994. This expansion of the subscriber base accounted for approximately 23 percent of the increase in revenues for the three month periods and 12 percent of the increase for the nine month periods. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in connection with the 1992 Cable Act. See Regulation and Legislation discussion above. No other individual factor significantly affected the increase in revenues.

         For the three month periods, operating, general and administrative expenses increased $243,232, or approximately 15 percent, from $1,600,239 in 1993 to $1,843,471 in 1994. This increase was due to increases in personnel related expenses, programming fees, and advertising sales expense which accounted for 38 percent, 30 percent, and 25 percent to the increase, respectively. For the nine month periods, operating, general and administrative expenses increased $600,118, or approximately 13 percent, from $4,737,605 in 1993 to $5,337,723 in 1994. Increases in programming fees, due in part to the expansion of the subscriber base, accounted for approximately 29 percent of this increase. Advertising sales expenses accounted for approximately 26 percent of the increase. No other single factor significantly affected the increases in operating, general and administrative expenses. Operating, general and administrative expense consumed approximately 52 percent and 57 percent, respectively, of revenue during the three months ended September 30, 1993 and 1994 and 52 percent and 55 percent, respectively, of revenue during the nine months ended September 30, 1993 and 1994.

         Management fees and allocated overhead from the General Partners increased $9,984, or approximately 2 percent, from $402,497 for the three months ended September 30, 1993 to $412,481 for the comparable 1994 period.
For the nine month periods ended September 30, 1993 and 1994, management fees and allocated overhead from the General Partners increased $95,081, or approximately 8 percent, from $1,164,683 in 1993 to $1,259,764 in 1994. These increases are due to the increases in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from the Managing General Partner. The Managing General Partner has experienced increases in costs, including salaries and benefits and reregulation costs, a portion of which were allocated to the Partnership. Depreciation and amortization expense decreased $88,948, or approximately 6 percent, for the three month periods from $1,477,551 in 1993 to $1,388,603 in 1994. For the nine month periods, depreciation and amortization expense decreased $283,292, or 6 percent, from $4,507,524 in 1993 to $4,224,232 in 1994. These decreases are due to a reduction in amortization expense resulting from the maturation of certain intangible assets during 1993, and a reduction in depreciation expense due to the maturation of the Partnership's depreciable asset base.

         Operating loss increased $24,636, or approximately 6 percent, from $382,781 to $407,417 for the three month periods. This increase is a result of the increases in operating, general, and administrative expense and management and supervision fees and allocated overhead from the General Partners exceeding the increase in revenue and the decrease in depreciation and amortization expense. For the nine month periods, operating loss decreased $133,850, or approximately 10 percent, from $1,297,951 in 1993 to $1,164,101 in 1994. This decrease is a result of the growth in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating, general and administrative expense, management and supervision fees, and allocated overhead from the General Partners. Operating income before depreciation and amortization decreased $113,584, or approximately 10 percent, from $1,094,770 to $981,186 for the three months ended September 30, 1994 as compared to 1993. For the nine month periods ended September 30, 1993 and 1994 operating income before depreciation and amortization decreased $149,442, or approximately 5 percent, from $3,209,573 to $3,060,131 in 1994. These decreases are the result of the increases in operating, general and administrative expense and management and supervision fees and allocated overhead from the General Partners exceeding the increase in revenues.

         The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry.
The FCC rate regulations under the 1992 Cable Act have caused revenues to decrease. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to decrease. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the Managing General Partner which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the Managing General Partner incur cost increases (due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition) that exceed increases in revenue. The Managing General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings; (c) product re-marketing and re-packaging and (d) marketing efforts targeted at non-subscribers.

         Interest expense increased $113,044, or approximately 42 percent, from $269,796 for the three months ended September 30, 1993 to $382,840 for the three months ended September 30, 1994. For the nine month periods interest expense increased $135,213, or approximately 16 percent from $832,771 in 1993 to $967,984 in 1994. These increases in interest expense are due primarily to higher effective interest rates on interest bearing obligations between the periods. Net loss increased $151,801, or approximately 24 percent, from $643,945 in 1993 to $795,746 in 1994 for the three month periods. For the nine month periods, net loss increased $47,646, or 2 percent, from $2,107,234 in 1993 to $2,154,880 in 1994. Such losses are expected to continue in the future.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

           27)  Financial Data Schedule

         b)  Reports on Form 8-K

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


                                            IDS/JONES GROWTH PARTNERS 87-A, LTD.
                                            BY:  JONES CABLE CORPORATION
                                                 Managing General Partner



                                            By:  /S/ Kevin P. Coyle
                                                 Kevin P. Coyle
                                                 Group Vice President/Finance
                                                 (Principal Financial Officer)

Dated:  November 11, 1994

                                EXHIBIT INDEX

                                                            SEQUENTIALLY
EXHIBIT                                                       NUMBERED
NUMBER                   DESCRIPTION                            PAGE
- - -------                  -----------                        ------------
  27                Financial Data Schedule