Form 10-K405
period 1994-12-31
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1995-03-31
CIK 857488

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from    ________ to      ________

Commission file number:  0-16183

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                             84-1060544
        --------                                             ----------
State of Organization                                        (IRS Employer
                                                             Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309           (303) 792-3111
- - - ---------------------------------------------------     --------------
(Address of principal executive office and Zip Code     (Registrant's telephone
                                                        no. including area code)

Securities registered pursuant to Section
12(b) of the Act:                                       None
Securities registered pursuant to Section
12(g) of the Act:                                       Limited Partnership
                                                        Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  x                                         No
                         -------                                       -------

State the aggregate market value of the voting stock held by non-affiliates of
the registrant:        N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
                                     --


                 DOCUMENTS INCORPORATED BY REFERENCE:      None

                                    PART I.

                               ITEM 1.  BUSINESS

         THE PARTNERSHIP. IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed to acquire, own and operate cable television systems in the United States. Jones Cable Corporation, a Colorado corporation, is the managing general partner (the "Managing General Partner") and IDS Cable Corporation, a Minnesota corporation, is the supervising general partner (the "Supervising General Partner") of the Partnership. The Managing General Partner is a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), which is also a Colorado corporation and one of the largest cable television system operators in the nation. The Supervising General Partner is a wholly owned subsidiary of IDS Management Corporation, a Minnesota corporation, which in turn is a wholly owned subsidiary of American Express Financial Corporation, a Delaware corporation.

         The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership owns the cable television systems serving the areas in and around the City of Roseville and neighboring portions of unincorporated Placer County, all in the State of California (the "Roseville System"), and the cable television systems serving the communities of Carmel, Ingalls, Fortville and Zionsville, and certain unincorporated areas of Hancock, Hamilton, Boone and Madison Counties, all in the State of Indiana (the "Carmel System"). See Item 2. The Carmel System and the Roseville System may collectively hereinafter be referred to as the "Systems."

         CABLE TELEVISION SERVICES. The Systems offer to their subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

         The Systems offer tier services on an optional basis to their subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

         The Systems also offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

         The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. In addition, advertising sales are becoming a significant source of revenue for the Systems. As a result of the adoption by the FCC of new rules under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and several rate regulation orders, the Systems' rate structures for cable programming services and equipment have been revised. See Regulation and Legislation. At December 31, 1994, the Systems' monthly basic service rates ranged from $8.23 to $9.43, monthly basic and tier ("basic plus") service rates ranged from $21.75 to $22.58, and monthly premium services ranged from $4.00 to $10.00 per premium service. Charges for additional outlets have been eliminated, and charges for remote controls and converters have been "unbundled" from the programming service rates. In addition, the Partnership earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $5.00 to $34.60; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1994, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 65% of total revenues, premium service fees accounted for approximately 17% of total revenues, pay-per-view fees were approximately 1% of total revenues, advertising fees were approximately 9% of total revenues and the remaining 8% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

         The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The Managing General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of Intercable. Intercable has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

         Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

         FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Systems' franchises require that franchise fees ranging from 3% of basic revenues to 5% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2 for a range of franchise expiration dates of the Systems.)

         The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the 1992 Cable Act also made several procedural changes to the process under which a cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The Managing General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of the Partnership to renew a franchise, or lengthy negotiations or litigation involving the renewal process could have an adverse impact on the business of the Partnership.

         COMPETITION. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, currently pose the greatest potential threat to the cable television industry.

         MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with its cable television systems.

         DBS operators deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two major companies began operations in 1994. Subscribers are able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna. In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. DBS companies use video compression technology to increase the channel capacity of their satellite systems to provide a wide variety of program services that are competitive with those of cable television systems.

         Cable television systems also compete with broadcast television, private cable television systems known as Master Antenna Television ("MATV"), Satellite Master Antenna Television ("SMATV") and Television Receive-Only Earth Stations ("TVRO"). MATV and SMATV generally serve multi-unit dwellings such as condominiums, apartment complexes and private residential communities, and TVROs are satellite receiving antenna dishes that are used by "backyard users."

         There is also potential competition from an emerging technology, Local Multipoint Distribution Service ("LMDS"). When it is authorized for service, the LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The Managing General Partner believes that there are not any current fully operational LMDS systems.

         Although the Systems have not yet encountered competition from a telephone company entering into the business of providing video services to subscribers, the Systems could potentially face competition from telephone companies doing so. A Federal cross-ownership restriction has historically limited entry into the cable television business by potentially strong competitors such as telephone companies. This restriction, which is contained in the 1984 Cable Act, has generally prohibited telephone companies from owning or operating cable television systems within their own telephone service areas, but several recent court decisions have eliminated this restriction. In addition, the FCC is authorizing telephone companies to provide video dialtone service within their service areas. Legislation is also pending in Congress that would permit telephone companies to provide video programming through separate subsidiaries. The Managing General Partner cannot predict at this time to what extent current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. See Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. Entry into the market by telephone companies as direct competitors of the

Systems could adversely impact the profitability of the Systems. If a telephone company were to become a direct competitor of the Partnership in an area served by a Partnership System, the Partnership could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to the Partnership. Depending on a number of factors, such competition could also result in cable television systems providing the same types of services now provided by the telephone industry.

         The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operators and others, including affiliates of Intercable, hold or have requested experimental licenses from the FCC to test PCS technology.

         Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Systems currently face no direct competition from other cable television operators.

         COMPETITION FOR SUBSCRIBERS IN THE PARTNERSHIP'S SYSTEMS. Following is a summary of competition from DBS, MMDS, SMATV and TVRO operators in the Systems' franchise areas:

         Carmel System:                   An MMDS operator has announced plans
                                          to activate a 35-channel system during
                                          1995.  There is one SMATV operator
                                          that provides service to 314 multiple
                                          dwelling units and a TVRO operator
                                          that provides service to 51 units.
                                          Ameritech has announced plans to build
                                          a cable television system in the
                                          Naperville, Illinois area and to
                                          extend into several other communities,
                                          including the system's service area,
                                          within the next few years. Ameritech
                                          represents significant potential
                                          competition.

         Roseville System:                There is one MMDS operator and 4 TVRO
                                          dealers in the system's service area
                                          that provide minimal competition.
                                          There are 4 SMATV operators that
                                          service multi-unit dwellings and
                                          provide minimal competition.  DBS
                                          service is available in the system's
                                          service area but currently it provides
                                          only minimal competition.


         REGULATION AND LEGISLATION. The cable television industry is regulated through a combination of the Federal Communications Commission ("FCC"), some state governments, and most local governments. In addition, the Copyright Act of 1976 imposes copyright liability on all cable television systems. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         Cable Television Consumer Protection and Competition Act of 1992. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by Intercable, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In
April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The Partnership has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems,
(b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effects of the two methods of rate regulation, the Partnership complied with the new benchmark regulations and further reduced rates in its operating systems effective July 1994. The Partnership will continue its efforts to mitigate the effect of such rate reductions.

         Among other issues addressed by the FCC in its February 1994 rate orders was the treatment of packages of a la carte channels. The FCC in its rate regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will now be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The

FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

         Ownership and Market Structure. The FCC rules and Federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnership nor Intercable nor the Managing General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

         The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and FCC regulations generally prohibit the common operation of a cable television system and a telephone company within the same service area. Until recently, a provision of a Federal court antitrust consent decree also prohibited the regional Bell operating companies ("RBOCs") from engaging in cable television operations. This prohibition was recently removed when the court retaining jurisdiction over the consent decree ruled that the RBOCs could provide information services over their facilities. This decision permits the RBOCs to acquire or construct cable television systems outside of their own service areas.

         The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Several Federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the United States Supreme Court to review these two decisions. This Federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

         The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the United States Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In its Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities, and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual Federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service. In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

         On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional.
The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

         A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations and the provision of telecomunication services by cable television systems. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.

                              ITEM 2.  PROPERTIES

         The cable television systems owned by the Partnership at December 31, 1994 are described below:

                        SYSTEM                                      ACQUISITION DATE
                        ------                                      ----------------
                  Roseville                                          April 1988
                  Carmel                                             February 1989

         The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and
(iii) the range of franchise expiration dates for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in 1993 in some cases as a result of the FCC's rate regulations, overall revenues may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1994, the Systems operated approximately 800 miles of cable plant, passing approximately 46,000 homes, representing an approximate 75% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the Managing General Partner's records and may be subject to adjustments.

                                                                              At December 31,
                                                             -----------------------------------------
ROSEVILLE, CALIFORNIA                                     1994                 1993                 1992
- - - ---------------------                                     ----                 ----                 ----

Monthly basic plus service rate                      $     21.75          $    22.46           $     19.95
Basic subscribers                                         14,946              13,618                12,898
Pay units                                                 10,733               8,578                 9,267

Franchise expiration dates range from December 1999 to December 2000.

                                                                              At December 31,
                                                             ----------------------------------------
CARMEL, INDIANA                                           1994                 1993                 1992
- - - ---------------                                           ----                 ----                 ----
Monthly basic plus service rate                      $     22.58          $     22.65          $     22.20
Basic subscribers                                         18,156               17,125               16,400
Pay units                                                 13,697               13,157               12,060

Franchise expiration dates range from July 1997 to December 2007.

PROGRAMMING SERVICES

         Programming services provided by the Systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. The Partnership's Systems also provide a selection, which varies by system, of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel).


                           ITEM 3.  LEGAL PROCEEDINGS

         None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 6,359.

Item 6.  Selected Financial Data

                                                                           For the Year Ended December 31,
                                                   -------------------------------------------------------------------------------
                                                        1994             1993             1992             1991           1990
                                                      --------       ------------     ------------     ------------   ------------
Revenues                                             $13,082,094      $12,251,764     $11,160,962      $10,169,251    $ 8,934,134
Operating, General and
  Administrative Expenses                              7,298,356        6,476,534       5,726,675        5,321,568      4,267,821
Management and Supervision Fees
  and Allocated Overhead from
  General Partners                                     1,737,106        1,590,738       1,452,321        1,240,751      1,154,444
Depreciation and Amortization                          5,645,264        6,007,116       5,981,609        6,204,296      5,654,353
Operating Loss                                        (1,598,632)      (1,822,624)     (1,999,643)      (2,597,364)    (2,142,484)
Net Loss                                              (2,994,486)      (2,879,606)     (3,195,844)      (4,227,955)    (4,194,450)
Net Loss per
  Limited Partnership Unit                                (18.06)          (17.36)         (19.27)          (25.49)        (25.29)
Weighted Average Number of
  Limited Partnership
  Units Outstanding                                      164,178          164,178         164,178          164,178        164,178
General Partners' Deficit                               (229,814)        (199,869)       (171,073)        (139,115)       (96,835)
Limited Partners' Capital                             13,483,104       16,447,645      19,298,455       22,462,341     26,648,016
Total Assets                                          36,683,823       39,507,610      43,454,780       44,643,600     48,370,888
Debt                                                  21,832,052       22,208,312      23,086,835       21,638,568     20,628,761
Managing General Partner
  Advances                                               665,782            -             238,198            -            190,050

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      1994 Compared to 1993

      Revenues of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") increased $830,330, or approximately 7 percent, from $12,251,764 in 1993 to $13,082,094 in 1994. Advertising revenues accounted for approximately 60 percent of the increase in revenues. An increase in basic subscribers accounted for approximately 21 percent of the increase in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 and February 1994 with which the Partnership complied effective September 1993 and July 1994, respectively.

      Operating, general and administrative expenses increased $821,822, or approximately 13 percent, from $6,476,534 in 1993 to $7,298,356 in 1994.
Operating, general and administrative expense consumed 53 percent and 56 percent of revenue during the years ended December 31, 1993 and 1994, respectively. Increases in programming fees, due in part to the expansion of the subscriber base, accounted for approximately 31 percent of the increase in such expenses. Advertising expenses accounted for approximately 27 percent of the increase in operating, general and administrative expenses. No other individual factor significantly affected the increase in operating, general and administrative expenses. Management and supervision fees and allocated overhead from the General Partners increased $146,368, or approximately 9 percent, from $1,590,738 in 1993 to $1,737,106 in 1994. This increase was due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from the Managing General Partner. The Managing General Partner has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which are allocated to the Partnership. Depreciation and amortization decreased $361,852, or approximately 6 percent, from $6,007,116 in 1993 to $5,645,264 in 1994. This decrease is due to the maturation of the Partnership's depreciable asset base.

      Operating loss decreased $223,992, or approximately 12 percent, from $1,822,624 in 1993 to $1,598,632 in 1994. This decrease is due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating, general and administrative expense, management and supervision fees and allocated overhead from the General Partners. Operating income before depreciation and amortization expense decreased $137,860, or approximately 3 percent, from $4,184,492 in 1993 to $4,046,632 in 1994 due to the increase in operating, general and administrative expense and management and supervision fees and allocated overhead from the General Partners exceeding the increase in revenues. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees, to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as other costs incurred by the General Partner, which are allocated to the Partnership, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

      Interest expense increased $291,476, or approximately 27 percent, from $1,082,480 in 1993 to $1,373,956 in 1994. This increase is due primarily to higher effective interest rates on outstanding interest bearing obligations during 1994.

      Net loss increased $114,880, or approximately 4 percent, from $2,879,606 in 1993 to $2,994,486 in 1994 due primarily to the increase in interest expense exceeding the decrease in operating loss. These losses, which are primarily the result of the factors discussed above, are expected to continue in the future.

      1993 Compared to 1992

      Revenues of the Partnership increased $1,090,802, or approximately 10 percent, from $11,160,962 in 1992 to $12,251,764 in 1993. An increase in basic subscribers and basic service rate adjustments accounted for approximately 40 percent and 34 percent, respectively, of the increase in revenues. Advertising revenues accounted for approximately 26 percent of the increase in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in April 1993 with which the Partnership complied effective September 1993.

      Operating, general and administrative expenses increased $749,859, or approximately 13 percent, from $5,726,675 in 1992 to $6,476,534 in 1993.
Operating, general and administrative expense consumed 51 percent and 53 percent of revenue during the years ended December 31, 1992 and 1993, respectively. Increases in programming fees, due in part to the expansion of the subscriber base, accounted for approximately 33 percent of the increase in such expenses. Plant related expenses and advertising expenses accounted for approximately 25 percent and 20 percent, respectively, of the increase in operating, general, and administrative expenses. No other individual factor significantly affected the increase in operating, general and administrative expenses. Management and supervision fees and allocated overhead from the General Partners increased $138,417, or approximately 10 percent, from $1,452,321 in 1992 to $1,590,738 in 1993. This increase was due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses. Depreciation and amortization increased $25,507, or less than one percent, from $5,981,609 in 1992 to $6,007,116 in
1993. This increase was due to capital additions during 1992 and 1993, which was offset, in part, by a reduction in amortization expense due to the maturation of certain intangible assets.

      Operating loss decreased $177,019, or approximately 9 percent, from $1,999,643 in 1992 to $1,822,624 in 1993. This decrease is due to the increase in revenues exceeding the increases in operating, general and administrative expense, management and supervision fees and allocated overhead from the General Partners and depreciation and amortization expense. Operating income before depreciation and amortization expense increased $202,526, or approximately 5 percent, from $3,981,966 in 1992 to $4,184,492 in 1993 due to the increase in revenues exceeding the increases in operating, general and administrative expense and management and supervision fees and allocated overhead from the General Partners.

      Interest expense decreased $117,910, or approximately 10 percent, from $1,200,390 in 1992 to $1,082,480 in 1993. This decrease was due primarily to lower effective interest rates and lower outstanding balances on outstanding interest bearing obligations during 1993.

      Net loss decreased $316,238, or approximately 10 percent, from $3,195,844 in 1992 to $2,879,606 in 1993 due primarily to the decrease in operating loss and the decrease in interest expense. These losses were primarily the result of the factors discussed above.

Financial Condition

         The Partnership expended approximately $3,175,000 in capital improvements during 1994. Of these improvements, approximately 38 percent related to the construction of cable television plant and approximately 10 percent related to rebuilds and upgrades of the Partnership's cable television systems. Approximately 17 percent related to service drops to homes. The remaining expenditures related to various system enhancements in each of the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations.

         Anticipated capital expenditures for 1995 are approximately $2,800,000. Construction of system extensions will account for approximately 41 percent of these expenditures. Service drops to home will account for approximately 23 percent of the anticipated expenditures. The remainder of the expenditures relate to various enhancements in each of the Partnership's systems. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations and, if available, borrowings available under a renegotiated credit facility, as discussed below.

         In February 1989, the Partnership entered into a revolving credit and term loan agreement. At December 31, 1992, the then-outstanding balance of $23,000,000 was converted to a term loan, payable in 28 consecutive quarterly installments which began March 31, 1993. The Managing General Partner obtained waivers of the scheduled March 31, 1994 and June 30, 1994 principal payments to provide liquidity for capital expenditures. The Partnership paid $345,000 in loan repayment installments during 1994. At December 31, 1994, the outstanding balance on the term loan was $21,735,000. The Managing General Partner renegotiated with the Partnership's lenders to establish a revolving credit facility with a maximum amount available of $23,000,000. The new revolving credit facility converts to a term loan on September 30, 1995, payable in 18 consecutive quarterly installments with the final installment due December 31, 1999. Interest is at the Partnership's option of the Prime rate plus .25 percent, the London Interbank Offered Rate plus 1.25 percent or the CD rate plus 1.5 percent.

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $10,000,000. The agreement protects the Partnership for LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

         The General Partners believe that the Partnership has, and will continue to have, sufficient sources of capital available in the form of cash on hand, borrowings from the new revolving credit facility and its ability to create cash reserves from operations to meet its presently anticipated obligations.

Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Partnership complied with the February 1994 benchmark regulations and further reduced rates in its systems effective July 1994. See Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

Item 8.  Financial Statements

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 AND 1993

                                     INDEX

                                                                                        Page
                                                                                      --------
Report of Independent Public Accountants                                                 16

Balance Sheets                                                                           17

Statements of Operations                                                                 19

Statements of Partners' Capital (Deficit)                                                20

Statements of Cash Flows                                                                 21

Notes to Financial Statements                                                            22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of IDS/Jones Growth Partners 87-A, Ltd.:

         We have audited the accompanying balance sheets of IDS/JONES GROWTH PARTNERS 87-A, LTD. (a Colorado limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Jones Growth Partners 87-A, Ltd. as of December 31, 1994, and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                          ARTHUR ANDERSEN LLP


 Denver, Colorado,
  March 8, 1995.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS

                                                                                        December 31,
                                                                             ----------------------------------
            ASSETS                                                               1994                 1993
            ------                                                           ------------          ------------
CASH                                                                         $    407,610          $    969,416

TRADE RECEIVABLES, less allowance for
    doubtful receivables of $17,015 and $14,267
    at December 31, 1994 and 1993, respectively                                   498,516               320,887

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       31,848,280            28,673,415
  Less- accumulated depreciation                                              (12,685,653)          (10,408,482)
                                                                             ------------          ------------

                                                                               19,162,627            18,264,933
  Franchise costs, net of accumulated
    amortization of $17,671,439 and $15,140,951
    at December 31, 1994 and 1993, respectively                                11,195,969            13,620,949
  Subscriber lists, net of accumulated
    amortization of $4,177,945 and $3,486,041
    at December 31, 1994 and 1993, respectively                                   197,955               889,859
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $924,122 and
    $778,421 at December 31, 1994 and 1993, respectively                        4,903,915             5,049,616
                                                                             ------------          ------------

         Total investment in cable television properties                       35,460,466            37,825,357

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                   317,231               391,950
                                                                             ------------          ------------

         Total assets                                                        $ 36,683,823          $ 39,507,610
                                                                              ===========           ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS


         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                                                                         December 31,
                                                                             ------------------------------------
LIABILITIES:                                                                     1994                   1993
                                                                             ------------            ------------
  Debt                                                                       $ 21,832,052            $ 22,208,312
  Accounts payable-
    Trade                                                                          65,095                  43,541
    Managing General Partner                                                      665,782                  -
  Accrued liabilities                                                             828,923                 924,024
  Subscriber prepayments                                                           38,681                  83,957
                                                                             ------------            ------------

                 Total liabilities                                             23,430,533              23,259,834
                                                                             ------------            ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                               500                     500
    Accumulated deficit                                                          (230,314)               (200,369)
                                                                             ------------            ------------

                                                                                 (229,814)               (199,869)
                                                                             ------------            ------------

  Limited Partners-
    Net contributed capital
      (164,178 units outstanding at
      December 31, 1994 and 1993)                                              35,824,200              35,824,200
    Accumulated deficit                                                       (22,341,096)            (19,376,555)
                                                                             ------------            ------------

                                                                               13,483,104              16,447,645
                                                                             ------------            ------------

                 Total liabilities and partners'
                   capital (deficit)                                         $ 36,683,823            $ 39,507,610
                                                                              ===========             ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                      Year Ended December 31,
                                                         -----------------------------------------------
                                                            1994               1993             1992
                                                         -----------        -----------      -----------
REVENUES                                                 $13,082,094        $12,251,764      $11,160,962

COSTS AND EXPENSES:
  Operating, general
    and administrative                                     7,298,356          6,476,534        5,726,675
  Management and supervision
    fees and allocated overhead
    from General Partners                                  1,737,106          1,590,738        1,452,321
  Depreciation and
    amortization                                           5,645,264          6,007,116        5,981,609
                                                         -----------        -----------      -----------

OPERATING LOSS                                            (1,598,632)        (1,822,624)      (1,999,643)
                                                         -----------        -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense                                        (1,373,956)        (1,082,480)      (1,200,390)
  Other, net                                                 (21,898)            25,498            4,189
                                                         -----------        -----------      -----------

         Total other income
           (expense)                                      (1,395,854)        (1,056,982)      (1,196,201)
                                                         -----------        -----------      -----------

NET LOSS                                                 $(2,994,486)       $(2,879,606)     $(3,195,844)
                                                          ==========         ==========       ==========

ALLOCATION OF NET LOSS:
  General Partners                                       $   (29,945)       $   (28,796)     $   (31,958)
                                                          ==========         ==========       ==========

  Limited Partners                                       $(2,964,541)       $(2,850,810)     $(3,163,886)
                                                          ==========         ==========       ==========


NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                       $    (18.06)       $    (17.36)     $    (19.27)
                                                          ==========         ==========       ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                              164,178            164,178          164,178
                                                          ==========         ==========       ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                           Year Ended December 31,
                                                            -----------------------------------------------------
                                                               1994                 1993                 1992
                                                            -----------          -----------          -----------
GENERAL PARTNERS:
  Jones Cable Corporation
        Balance, beginning of year                          $   (99,935)         $   (85,537)         $   (69,558)
        Net loss for year                                       (14,972)             (14,398)             (15,979)
                                                             ----------           ----------           ----------

        Balance, end of year                                $  (114,907)         $   (99,935)         $   (85,537)
                                                             ==========           ==========           ==========

  IDS Cable Corporation
        Balance, beginning of year                          $   (99,934)         $   (85,536)         $   (69,557)
        Net loss for year                                       (14,973)             (14,398)             (15,979)
                                                             ----------           ----------           ----------

        Balance, end of year                                $  (114,907)         $   (99,934)         $   (85,536)
                                                             ==========           ==========           ==========

  Total
        Balance, beginning of year                          $  (199,869)         $  (171,073)         $  (139,115)
        Net loss for year                                       (29,945)             (28,796)             (31,958)
                                                             ----------           ----------           ----------

        Balance, end of year                                $  (229,814)         $  (199,869)         $  (171,073)
                                                             ==========           ==========           ==========

LIMITED PARTNERS:
  Balance, beginning of year                                $16,447,645          $19,298,455          $22,462,341
  Net loss for year                                          (2,964,541)          (2,850,810)          (3,163,886)
                                                             ----------           ----------           ----------

  Balance, end of year                                      $13,483,104          $16,447,645          $19,298,455
                                                             ==========           ==========           ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                          ---------------------------------------------------
                                                             1994                1993                1992
                                                          -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(2,994,486)        $(2,879,606)        $(3,195,844)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
      Depreciation and amortization                         5,645,264           6,007,116           5,981,609
      Amortization of interest rate protection contract        33,336              33,328              -
      Decrease (increase) in trade receivables               (177,629)           (109,962)             45,134
      Decrease (increase) in deposits, prepaid expenses
        and deferred charges                                   41,383             (23,511)           (134,663)
      Increase (decrease) in accounts
        payable, accrued liabilities and
        subscriber prepayments                               (118,823)             49,157             320,559
      Increase (decrease) in amount due
        Managing General Partner                              665,782            (238,198)            238,198
                                                           ----------          ----------          ----------

         Net cash provided by operating
           activities                                       3,094,827           2,838,324           3,254,993
                                                           ----------          ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (3,174,865)         (2,649,706)         (2,984,214)
  Franchise renewal costs                                    (105,508)               -                   -
                                                           ----------          ----------          ----------

         Net cash used in investing
           activities                                      (3,280,373)         (2,649,706)         (2,984,214)
                                                           ----------          ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                     36,298              96,423           1,528,386
  Repayment of debt                                          (412,558)           (974,946)            (80,119)
  Purchase of interest rate protection contract                 -                (100,000)               -
                                                           ----------          ----------          ----------

         Net cash provided by (used in) financing
           activities                                        (376,260)           (978,523)          1,448,267
                                                           ----------          ----------          ----------

Increase (decrease) in cash                                  (561,806)           (789,905)          1,719,046

Cash, beginning of year                                       969,416           1,759,321              40,275
                                                           ----------          ----------          ----------

Cash, end of year                                         $   407,610         $   969,416         $ 1,759,321
                                                           ==========          ==========          ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid                                          $ 1,256,215         $ 1,130,652         $ 1,132,453
                                                           ==========          ==========          ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on September 15, 1987, pursuant to a public offering. The Partnership was formed to acquire, develop and operate cable television systems. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner" and manager of the Partnership. IDS Cable Corporation, a Minnesota corporation, is the "Supervising General Partner". Jones Intercable, Inc. ("Intercable"), the parent of Jones Cable Corporation,
manages the cable television systems owned by the Partnership.   Intercable and
its subsidiaries also own and operate cable television systems as well as manage cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

         Contributed Capital

         The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contribution to partnership capital.

         The Managing General Partner and the Supervising General Partner purchased their interests in the Partnership by contributing $250 each to partnership capital.

         All profits and losses of the Partnership are allocated 99 percent to the limited partners, 1/2 percent to the Managing General Partner and 1/2 percent to the Supervising General Partner, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership Agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

         Cable Television System Acquisition

         In 1988, the Partnership acquired the cable television system serving the communities in and around Roseville, California (the "Roseville System") and, in 1989, the Partnership acquired the cable television system serving the communities in and around Carmel, Indiana (the "Carmel System").

         The above-described acquisitions were accounted for as purchases with the purchase price allocated to tangible and intangible assets based upon an independent appraisal. The method of allocation of the purchase price was as follows: first, to the fair value of the net tangible assets acquired; second to the value of subscriber lists and any non-compete agreements; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased. Acquisition fees paid to affiliates of the General Partners and other system acquisition costs were capitalized and included in the costs of intangible assets.

 (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         Property, Plant and Equipment

         Depreciation is provided using the straight-line method over the following estimated service lives:

         Cable distribution systems                     5 - 15 years
         Equipment and tools                            3 -  5 years
         Office furniture and equipment                      5 years
         Buildings                                     10 - 20 years
         Vehicles                                            3 years

         Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

         Costs assigned to franchises, subscriber lists and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

         Franchise costs                                         1 - 13 years
         Subscriber lists                                        1 -  3 years
         Costs in excess of interests in net assets purchased        34 years

         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

 (3)     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         Acquisition Fees

         Affiliates of the Managing General Partner and the Supervising General Partner performed services for the Partnership in connection with acquisitions of systems. For such services, The Jones Group, Ltd., an affiliate of the Managing General Partner, and IDS Management Corporation, an affiliate of the Supervising General Partner, received a fee of 4 percent of the original purchase prices of the systems acquired. During 1992, aggregate fees of $9,600 were paid to such affiliates by the Partnership. No acquisition fees were paid to such affiliates by the Partnership during 1993 or 1994.

         Management Fees, Supervision Fees, Distribution Ratios and
         Reimbursements

         The Managing General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner were $654,105, $612,588 and $558,048 during 1994, 1993 and 1992, respectively.

         The Supervising General Partner participates in certain management decisions of the Partnership and receives a fee for its services equal to 1/2 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner during the years ended December 31, 1994, 1993 and 1992 were $65,410, $61,259 and $55,805, respectively.

         Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners, 1/2 percent to the Managing General Partner and 1/2 percent to the Supervising General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal 125 percent of the amount initially contributed to partnership capital by the limited partners; the balance, 75 percent to the limited partners, 12-1/2 percent to the Managing General Partner and 12-1/2 percent to the Supervising General Partner. As of December 31, 1994, the Partnership had made no such distributions.

         The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Other overhead costs are allocated primarily based on revenues and/or the cost of partnership assets managed. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the Managing General Partner believes provides a more accurate method of allocation. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses were $1,017,591, $916,891 and $838,468 for 1994, 1993 and 1992,
respectively. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the years ended December 31, 1994, 1993 and 1992.

         The Partnership was charged interest by Intercable during 1994 at an average interest rate of 10 percent on amounts due to the Managing General Partner, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Intercable was $19,296, $1,705 and $4,379 in 1994, 1993 and 1992, respectively.

         Payments to Affiliates for Programming Services

         The Partnership receives programming from Product Information Network, Superaudio, The Mind Extension University and Jones Computer Network, all affiliates of the Managing General Partner. Payments to Superaudio totaled approximately $19,257, $19,030 and $18,299 in 1994, 1993 and 1992,
respectively. Payments to The Mind Extension University totaled $17,449, $11,074 and $10,484 in 1994, 1993 and 1992, respectively. Payments to Jones Computer Network, which initiated service in 1994, totaled $4,568 in 1994. The Partnership receives a commission from Product Information Network, based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Partnership totaling $12,236 in 1994.


(4)       PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment as of December 31, 1994 and 1993, consists of the following:


                                                                                  December 31,
                                                                      ----------------------------------

                                                                         1994                 1993
                                                                     ------------         -------------
         Cable distribution systems                                   $ 29,630,038         $ 26,662,612
         Equipiment and tools                                            1,055,820              925,499
         Office furniture and equipment                                    513,788              480,069
         Buildings                                                          57,184               57,184
         Vehicles                                                          589,450              546,051
         Land                                                                2,000                2,000
                                                                       -----------          -----------
                                                                        31,848,280           28,673,415

         Less - accumulated depreciation                               (12,685,653)         (10,408,482)
                                                                       -----------          -----------

                                                                      $ 19,162,627         $ 18,264,933
                                                                       ===========          ===========

(5)      DEBT

         Debt consists of the following:                                          December 31,
                                                                      ----------------------------------

                                                                         1994                 1993
                                                                     ------------         -------------
              Lending institutions -
                Revolving credit and term loan
                  agreement                                            $21,735,000          $22,080,000
              Capital lease obligations                                     97,052              128,312
                                                                        ----------           ----------

                                                                       $21,832,052          $22,208,312
                                                                        ==========           ==========

         In February 1989, the Partnership entered into a revolving credit and term loan agreement. At December 31, 1992, the then- outstanding balance of $23,000,000 was converted to a term loan payable in 28 consecutive quarterly installments which began March 31, 1993. The Managing General Partner obtained waivers of the scheduled March 31, 1994 and June 30, 1994 principal payments to provide liquidity for capital expenditures. The Partnership paid $345,000 in loan repayment installments during 1994. At December 31, 1994, the outstanding balance on the term loan was $21,735,000. The Managing General Partner renegotiated with the Partnership's lenders to establish a revolving credit facility with a maximum amount available of $23,000,000. The new revolving credit facility converts to a term loan on September 30, 1995, payable in 18 consecutive quarterly installments with the final installment due December 31, 1999. Interest is at the Partnership's option of the Prime rate plus .25 percent, the London Interbank Offered Rate plus 1.25 percent or the CD rate plus 1.5 percent. The effective interest rates on amounts outstanding as of December 31, 1994 and 1993 were 7.19 percent and 4.75 percent, respectively.

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $10,000,000. The agreement protects the Partnership for LIBOR interest rates that exceed 7 percent for three years from the date of the agreement. The fee of $100,000 is being charged to interest expense over the life of the agreement.

         Installments due on debt principal for each of the five years in the period ending December 31, 1999 and thereafter, respectively, are $355,141, $898,516, $1,333,216, $1,748,505, $17,496,674 and $-0-. At December 31, 1994,
substantially all of the Partnership's property, plant and equipment secured the above indebtedness.

(6)      INCOME TAXES

         Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by the Managing General Partner.

         The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

         Taxable losses reported to the partners is different from that reported in the statements of operations due to the difference in depreciation allowed under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable loss and the net loss reported in the statements of operations.

(7)      COMMITMENTS AND CONTINGENCIES

         Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totalled $152,323, $145,620 and $112,304, respectively, for the years ended December 31, 1994, 1993 and 1992. Minimum commitments under operating leases for each of the five years in the period ended December 31, 1999 and thereafter are as follows:

              1995                                                 $130,818
              1996                                                  119,682
              1997                                                   23,640
              1998                                                    2,100
              1999                                                    2,100
              Thereafter                                              4,200
                                                                   --------

                                                                   $282,540
                                                                    =======


(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

              Supplementary profit and loss information is presented below:

                                                                     Year Ended December 31,
                                                           -----------------------------------------------
                                                              1994                1993             1992
                                                            ----------         ----------       ----------
         Maintenance and repairs                            $  135,550         $  122,667       $   98,966
                                                             =========          =========        =========

         Taxes, other than income and payroll taxes         $  364,608         $  367,514       $  291,148
                                                             =========          =========        =========

         Advertising                                        $   95,760         $  165,034       $  148,015
                                                             =========          =========        =========

         Depreciation of property, plant and equipment      $2,277,171         $2,608,916       $2,409,736
                                                             =========          =========        =========

         Amortization of intangible assets                  $3,368,093         $3,398,200       $3,571,873
                                                             =========          =========        =========

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the Managing General Partner is set forth below.

         Name                               Age        Positions with the Managing General Partner
         ----                               ---        -------------------------------------------
         Glenn R. Jones                     65         Chairman of the Board and Chief Executive Officer
         James B. O'Brien                   45         President
         Kevin P. Coyle                     43         Vice President of Finance
         Elizabeth M. Steele                43         Vice President and Secretary

         Mr. Glenn R. Jones has been Chairman of the Board of the Managing General Partner since its formation in October 1986. Mr. Jones served as President of the Managing General Partner until September of 1990 at which time he was elected Chief Executive Officer. Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc. since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of Jones Intercable, Inc. and of certain other affiliates of Jones Intercable, Inc. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio;
and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

         Mr. James B. O'Brien was elected President of the Managing General Partner in September of 1990. Mr. O'Brien joined Jones Intercable, Inc. in January 1982. Mr. O'Brien was elected President and a Director of Jones Intercable, Inc. in December 1989. Prior to being elected President and a Director of Jones Intercable, Inc., Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

         Mr. Kevin P. Coyle was elected Vice President of Finance of the Managing General Partner in February 1989. Mr. Coyle is the principal financial and accounting officer of the Managing General Partner. Mr. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. He was elected Treasurer of Jones Intercable, Inc. in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance in October 1990.

         Ms. Elizabeth M. Steele has served as Secretary of the Managing General Partner since August 1987 and Vice President since February 1989. Ms. Steele joined Jones Intercable, Inc. in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining Jones Intercable, Inc., Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to Jones Intercable, Inc.

         Certain information concerning directors and executive officers of the Supervising General Partner is set forth below:


         Name                              Age         Positions with the Supervising General Partner
         ----                              ---         ----------------------------------------------
         Janis E. Miller                   43          President and Director
         Morris Goodwin, Jr.               43          Vice President and Treasurer
         Lori J. Larson                    36          Vice President and Director
         Ronald W. Powell                  50          Vice President
         Juanita M. Costa                  46          Vice President and Director
         Bradley C. Nelson                 30          Vice President
         Louis C. Fornetti                 45          Director

         Ms. Janis E. Miller has served as Vice President of Variable Assets of American Express Financial Corporation since December 1993. From June 1990 to November 1993, Ms. Miller held the position of Vice President of Mutual Funds/Limited Partnership Product Development and Marketing with American Express Financial Corporation.

         Mr. Morris Goodwin, Jr. has served as Vice President and Treasurer of American Express Financial Corporation since July 1989. From January 1988 to July 1989, he had been the Chief Financial Officer and Treasurer of IDS Bank & Trust Company. From January 1980 to January 1988, he was a Vice President with Morgan Stanley, an investment banking business headquartered in New York.

         Ms. Lori J. Larson has been employed by American Express Financial Corporation since 1981 and currently holds the title of Vice President. Since August 1988, she has been responsible for day-to-day management of vendor relationships, due diligence review, and operational aspects for various limited partnerships distributed by American Express Financial Advisors Inc. In addition, Ms. Larson is responsible for product development of the publicly offered mutual funds in the IDS Mutual Fund Group.

         Mr. Ronald W. Powell has held the position of Vice President and Assistant General Counsel with American Express Financial Corporation since November 1985. He has been a member of the IDS law department since 1975.

         Ms. Juanita M. Costa has served as Director of Financial Education Services ("FES") for American Express Financial Corporation since January 1994. She is responsible for marketing FES programs to corporate clients. Ms. Costa has served as Vice President of Investment Services with IDS Trust Company since October 1991. From April 1987 to mid-1991, Ms. Costa was Vice President-Limited Partnership Operations. From June 1984 to April 1987, she was a Vice President of L.F. Rothschild and, from January 1980 to June 1984, she was an Assistant Vice President at Prudential Bache Securities.

         Mr. Bradley C. Nelson joined American Express Financial Corporation in 1991 as an Investment Department analyst following his graduation from Cornell University's Johnson Graduate School of Management where he earned an MBA with a concentration in finance.

         Mr. Louis C. Fornetti has been employed with American Express Financial Corporation since 1985 as Corporate Controller. He has been on the board of directors of American Express Financial Corporation since 1988 and assumed the role of Chief Financial Officer and Senior Vice President in 1993.


                        ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate cable television systems owned by the Partnership. Such personnel are employed by Intercable and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment is charged by the Managing General Partner to the Partnership as a direct reimbursement item. See Item 13.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Managing General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The Managing General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the Managing General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

         The Supervising General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The Supervising General Partner believes that the terms of such transactions, which are set forth in the Partnership's limited partnership agreement, are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the Supervising General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

         The Managing General Partner charges the Partnership a management fee, and the Partnership reimburses Intercable, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnerships. Allocations of personnel costs are based primarily on actual time spent by employees with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed for the Partnerships. Systems owned by Intercable and all other systems owned by partnerships for which Intercable serves as general partner, are also allocated a proportionate share of these expenses. The Supervising General Partner, IDS Cable Corporation, charges the Partnership for supervision fees in accordance with the limited partnership agreement of the Partnership.

         Intercable, the parent of the Managing General Partner, also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates Intercable's weighted average cost of borrowing.

         The Systems receive stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the Managing General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the Managing General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the Managing General Partner, for fees based upon the number of subscribers receiving the programming.

         Product Information Network ("PIN"), an affiliate of the Managing General Partner, provides advertising time for third parties on the Systems.
In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Partnership. During the year ended December 31, 1994, the Partnership received revenues from PIN of $12,236.

         The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                        At December 31,
                                                   -------------------------------------------------------------

                                                          1994                 1993                 1992
                                                          ----                 ----                 ----
Management fees                                        $654,105             $612,588              $558,048
Supervision fees                                         65,410               61,259                55,805
Allocation of expenses                                1,017,591              916,891               838,468
Acquisition fees                                            -0-                  -0-                 9,600
Interest expense                                         29,296                1,705                 4,379
Amount of notes and advances outstanding                665,782                  -0-               238,198
Highest amount of notes and advances outstanding        665,782              238,198               238,198
Programming fees:
        Superaudio                                       19,257               19,030                18,299
        Mind Extension University                        17,449               11,074                10,484
        Jones Computer Network                            4,568                  -0-                   -0-

                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. See index to financial statements for list of financial statements and exhibits thereto filed as part of this report.

3.            The following exhibits are filed herewith:

4.1           Limited Partnership Agreement for IDS/Jones Growth Partners 87-A,
              Ltd. (1)

10.1.1 Copy of franchise and related documents granting a cable television system franchise for the County of Placer, California (IDS/Jones 87-A). (1)

10.1.2 Copy of franchise and related documents granting a cable television system franchise for the City of Roseville, California (IDS/Jones 87-A). (1)

10.1.3 Copy of franchise and related documents granting a cable television system franchise for the County of Placer, California (IDS/Jones 87-A). (1)

10.1.4 Copy of franchise and related documents granting a cable television system franchise for Boone County, Indiana (IDS/Jones 87-A). (1)

10.1.5 Copy of franchise and related documents granting a cable television system franchise for the City of Carmel, Indiana (IDS/Jones 87-A). (1)

10.1.6 Copy of franchise and related documents granting a cable television system franchise for the Town of Fortville, Indiana (IDS/Jones 87-A). (1)

10.1.7 Copy of franchise and related documents granting a cable television system franchise for the Town of Zionsville, Indiana (IDS/Jones 87-A). (1)

10.1.8 Copy of franchise and related documents granting a cable television system franchise for Hamilton County (Carmel), Indiana (IDS/Jones 87-A). (1)

10.1.9 Copy of franchise and related documents granting a cable television system franchise for Hamilton County (Fortville), Indiana (IDS/Jones 87-A). (1)

10.1.10 Copy of franchise and related documents granting a cable television system franchise for Hamilton County (Zionsville), Indiana (IDS/Jones 87-A). (1)

10.1.11 Copy of franchise and related documents granting a cable television system franchise for Hancock County, Indiana (IDS/Jones 87-A). (1)

10.1.12 Copy of franchise and related documents granting a cable television system franchise for the Town of Ingalls, Indiana (IDS/Jones 87-A). (1)

10.1.13 Copy of franchise and related documents granting a cable television system franchise for Madison County, Indiana (IDS/Jones 87-A). (1)

10.2.1 Revolving Credit and Term Loan Agreement dated February 6, 1989 between IDS/Jones Growth Partners 87-A, Ltd. and Provident National Bank. (1)

10.2.2 Amendment No. 1 dated May 29, 1992 to Revolving Credit and Term Loan Agreement dated February 6, 1989 between IDS/Jones Growth Partners 87-A, Ltd. and Provident National Bank. (5)

10.2.3 Amendment No. 2 dated March 31, 1994 to Revolving Credit and Term Loan Agreement dated February 6, 1989 between IDS/Jones Growth Partners 87-A, Ltd. and Provident National Bank.

27            Financial Data Schedule

__________

   (1) Incorporated by reference from the Form 10-K of IDS/Jones Growth Partners (Commission File Nos. 0-16183 and 0-17734) for fiscal year ended December 31, 1988.

    (2) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II (Commission File No. 0-18133) for fiscal year ended December 31, 1992.

(b)           Reports on Form 8-K
              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IDS/JONES GROWTH PARTNERS 87-A, LTD.
                                            a Colorado limited partnerships
                                            By  Jones Cable Corporation,
                                                their Managing General Partner


                                            By: /s/ Glenn R. Jones
                                               ---------------------------------
                                               Glenn R. Jones
                                               Chairman of the Board and
Dated:  March 27, 1995                         Chief Executive Officer

                                            By IDS Cable Corporation,
                                               their Supervising General Partner


                                            By: /s/ Janis E. Miller
                                                --------------------------------
                                                Janis E. Miller
Dated:  March 27, 1995                          President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               OFFICERS AND DIRECTORS OF JONES CABLE CORPORATION:


                                            By: /s/ Glenn R. Jones
                                                -------------------------------
                                                Glenn R. Jones
                                                Chairman of the Board and
                                                Chief Executive Officer
Dated:  March 27, 1995                          (Principal Executive Officer)


                                            By: /s/ Kevin P. Coyle
                                                -------------------------------
                                                Kevin P. Coyle
                                                Vice President/Finance
                                                (Principal Financial and
Dated:  March 27, 1995                          Accounting Officer)

                OFFICERS AND DIRECTORS OF IDS CABLE CORPORATION:


                                            By: /s/ Janis E. Miller
                                                --------------------------------
                                                Janis E. Miller
                                                President and Director
Dated:  March 27, 1995                          (Principal Executive Officer)


                                            By: /s/ Morris Goodwin, Jr.
                                                --------------------------------
                                                Morris Goodwin, Jr.
                                                Vice President and Treasurer
                                                (Principal Financial and
Dated:  March 27, 1995                          Accounting Officer)


                                            By: /s/ Lori J. Larson
                                                --------------------------------
                                                Lori J. Larson
Dated:  March 27, 1995                          Vice President and Director


                                            By: /s/ Juanita M. Costa
                                                --------------------------------
                                                Juanita M. Costa
Dated:  March 27, 1995                          Vice President and Director


                                            By: /s/ Louis C. Fornetti
                                                --------------------------------
Dated:  March 27, 1995                          Louis C. Fornetti, Director

                                 EXHIBIT INDEX

Exhibit                                                                              Page
- - - -------                                                                              ----
4.1           Limited Partnership Agreement for IDS/Jones Growth Partners 87-A,
              Ltd. (1)

10.1.1        Copy of franchise and related documents granting a cable
              television system franchise for the County of Placer, California
              (IDS/Jones 87-A).  (1)

10.1.2        Copy of franchise and related documents granting a cable
              television system franchise for the City of Roseville,
              California (IDS/Jones 87-A).  (1)

10.1.3        Copy of franchise and related documents granting a cable
              television system franchise for the County of Placer, California
              (IDS/Jones 87-A).  (1)

10.1.4        Copy of franchise and related documents granting a cable
              television system franchise for Boone County, Indiana (IDS/Jones
              87-A).  (1)

10.1.5        Copy of franchise and related documents granting a cable
              television system franchise for the City of Carmel, Indiana
              (IDS/Jones 87-A).  (1)

10.1.6        Copy of franchise and related documents granting a cable
              television system franchise for the Town of Fortville,
              Indiana (IDS/Jones 87-A).  (1)

10.1.7        Copy of franchise and related documents granting a cable
              television system franchise for the Town of Zionsville, Indiana
              (IDS/Jones 87-A).  (1)

10.1.8        Copy of franchise and related documents granting a cable
              television system franchise for Hamilton County (Carmel),
              Indiana (IDS/Jones 87-A).  (1)

10.1.9        Copy of franchise and related documents granting a cable
              television system franchise for Hamilton County (Fortville),
              Indiana (IDS/Jones 87-A).  (1)

10.1.10       Copy of franchise and related documents granting a cable
              television system franchise for Hamilton County (Zionsville),
              Indiana (IDS/Jones 87-A).  (1)

10.1.11       Copy of franchise and related documents granting a cable
              television system franchise for Hancock County, Indiana
              (IDS/Jones 87-A).  (1)

10.1.12       Copy of franchise and related documents granting a cable
              television system franchise for the Town of Ingalls, Indiana
              (IDS/Jones 87-A).  (1)

10.1.13       Copy of franchise and related documents granting a cable
              television system franchise for Madison County, Indiana
              (IDS/Jones 87-A).  (1)

10.2.1        Revolving Credit and Term Loan Agreement dated February 6, 1989 between IDS/Jones Growth Partners 87-A, Ltd. and Provident
              National Bank.  (1)

Exhibit                                                                              Page
- - - -------                                                                              ----
10.2.2        Amendment No. 1 dated May 29, 1992 to Revolving Credit and Term
              Loan Agreement dated February 6, 1989 between IDS/Jones Growth
              Partners 87-A, Ltd. and Provident National Bank.  (5)

10.2.3        Amendment No. 2 dated March 31, 1994 to Revolving Credit and
              Term Loan Agreement dated February 6, 1989 between IDS/Jones
              Growth Partners 87-A, Ltd. and Provident National Bank.

27            Financial Data Schedule

__________

   (1) Incorporated by reference from the Form 10-K of IDS/Jones Growth Partners (Commission File Nos. 0-16183 and 0-17734) for fiscal year ended December 31, 1988.

    (2) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II (Commission File No. 0-18133) for fiscal year ended December 31, 1992.