Form 10-Q
period 1995-03-31
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1995-05-15
CIK 857488

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1995


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ---------------    -----------------

                        Commission File Number:  0-16183

                      IDS/JONES GROWTH PARTNERS 87-A LTD.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                              84-1060544
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                 (303) 792-3111
                         -----------------------------
                         Registrant's telephone number



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                               No
    -----                                                                 -----

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                     March 31,            December 31,
         ASSETS                                                                        1995                   1994
         ------                                                                   -------------          --------------
CASH                                                                              $     680,985          $      407,610

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $26,948 and $17,015 at
  March 31, 1995 and December 31, 1994,
  respectively                                                                          352,754                 498,516

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                             32,913,140              31,848,280
  Less- accumulated depreciation                                                    (13,320,527)            (12,685,653)
                                                                                  -------------          --------------

                                                                                     19,592,613              19,162,627

  Franchise costs, net of accumulated
    amortization of $18,388,408 and $17,671,439
    at March 31, 1995 and December 31, 1994,
    respectively                                                                     10,480,384              11,195,969
  Subscriber lists, net of accumulated amortization
    of $4,254,310 and $4,177,945 at March 31, 1995
    and December 31, 1994, respectively                                                 121,590                 197,955
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $965,793 and
    $924,122 at March 31, 1995 and
    December 31, 1994, respectively                                                   4,862,244               4,903,915
                                                                                  -------------          --------------

         Total investment in cable television properties                             35,056,831              35,460,466

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                         325,224                 317,231
                                                                                  -------------          --------------

         Total assets                                                             $  36,415,794          $   36,683,823
                                                                                  =============          ==============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                     March 31,             December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                   1995                   1994
         -------------------------------------------                                ------------          ------------
LIABILITIES:
  Debt                                                                              $ 23,126,158          $ 21,832,052
  Accounts payable-
     Trade                                                                                11,565                65,095
     Managing General Partner                                                            156,536               665,782
  Accrued liabilities                                                                    745,809               828,923
  Subscriber prepayments                                                                  48,942                38,681
                                                                                    ------------          ------------

         Total liabilities                                                            24,089,010            23,430,533
                                                                                    ------------          ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                                      500                   500
    Accumulated deficit                                                                 (239,579)             (230,314)
                                                                                    ------------          ------------

                                                                                        (239,079)             (229,814)
                                                                                    ------------          ------------

  Limited Partners-
    Net contributed capital
      (164,178 units outstanding at
      March 31, 1995 and December 31, 1994)                                           35,824,200            35,824,200
    Accumulated deficit                                                              (23,258,337)          (22,341,096)
                                                                                    ------------          ------------

                                                                                      12,565,863            13,483,104
                                                                                    ------------          ------------

         Total liabilities and partners'
           capital (deficit)                                                        $ 36,415,794          $ 36,683,823
                                                                                    ============          ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                             For the Three Months Ended
                                                                                     March 31
                                                                            ---------------------------
                                                                               1995            1994
                                                                            -----------     -----------
REVENUES                                                                    $ 3,428,135     $ 3,120,037

COSTS AND EXPENSES:
  Operating expenses                                                          1,978,900       1,719,832
  Management fees and allocated overhead from
     General Partners                                                           458,346         420,116
  Depreciation and amortization                                               1,479,463       1,445,798
                                                                            -----------     -----------

OPERATING LOSS                                                                 (488,574)       (465,709)
                                                                            -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                             (438,472)       (270,876)
  Other, net                                                                        540           5,888
                                                                            -----------     -----------

         Total other income (expense)                                          (437,932)       (264,988)
                                                                            -----------     -----------

NET LOSS                                                                    $  (926,506)    $  (730,697)
                                                                            ===========     ===========

ALLOCATION OF NET LOSS:
  General Partners                                                          $    (9,265)    $    (7,307)
                                                                            ===========     ===========

  Limited Partners                                                          $  (917,241)    $  (723,390)
                                                                            ===========     ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                       $     (5.59)    $     (4.41)
                                                                            ===========     ===========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                             164,178         164,178
                                                                            ===========     ===========



            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                               1995              1994
                                                                           -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $    (926,506)     $   (730,697)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                                            1,469,879         1,441,631
      Amortization of loan amendment fees                                          9,584             4,167
      Amortization of interest rate protection contract                            8,334             8,334
      Decrease in trade receivables                                              145,762            56,274
      Decrease (increase) in deposits, prepaid expenses
        and deferred charges                                                     (25,911)           38,381
      Decrease in trade accounts payable, accrued
        liabilities and subscriber prepayments                                  (126,383)         (366,943)
      Decrease in amount due Managing General Partner                           (509,246)             -
                                                                           -------------      ------------

           Net cash provided by operating activities                              45,513           451,147
                                                                           -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (1,066,244)         (444,159)
                                                                           -------------      ------------

           Net cash used in investing activities                              (1,066,244)         (444,159)
                                                                           -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     1,311,499              -
  Repayment of debt                                                              (17,393)          (15,335)
                                                                           -------------      ------------

           Net cash provided by (used in) financing activities                 1,294,106           (15,335)
                                                                           -------------      ------------

Increase (decrease) in cash                                                      273,375            (8,347)

Cash, beginning of period                                                        407,610           969,416
                                                                           -------------      ------------

Cash, end of period                                                        $     680,985      $    961,069
                                                                           =============      ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                            $     411,997      $    276,267
                                                                           =============      ============

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at March 31, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

         The Partnership owns and operates the cable television systems serving the areas in and around Carmel, Indiana and Roseville, California.

(2) Jones Cable Corporation (the "Managing General Partner") a wholly owned subsidiary of Jones Intercable, Inc. ("JIC") manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three month periods ended March 31, 1995 and 1994 were $171,407 and $156,002, respectively.

         IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Partnership for the three month periods ended March 31, 1995 and March 31, 1994 were $17,141 and $15,600, respectively.

         The Partnership reimburses JIC for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of JIC. Systems owned by JIC and all other systems owned by partnerships for which JIC is the general partner are also allocated a proportionate share of these expenses.
The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to JIC by the Partnership for allocated overhead and administrative expenses during the three month periods ended March 31, 1995 and 1994 were $269,798 and $248,514, respectively. The Supervising General Partner will also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the three month periods ended March 31, 1995 and 1994.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         For the three months ended March 31, 1995, the Partnership generated net cash from operating activities totaling $45,513, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $1,066,000 for capital improvements during the first quarter of 1995. Of these improvements, approximately 48 percent related to the construction of extensions to the cable television plant in the Partnership's cable television systems and approximately 22 percent related to service drops to homes. The remaining expenditures were for various system enhancements. These additions were funded by cash generated from operations and borrowings from the Partnership's credit facility.

         Budgeted capital expenditures for the remainder of 1995 are approximately $2,126,000. Construction of cable plant extensions is expected to account for approximately 36 percent of these expenditures and upgrades to the cable television plant are expected to account for approximately 34 percent of the remaining expenditures. The balance of the expenditures are for various enhancements in each of the Partnership's systems. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations.

         In February 1989, the Partnership entered into a revolving credit and term loan agreement. At December 31, 1992, the then-outstanding balance of $23,000,000 was converted to a term loan, payable in 28 consecutive quarterly installments which began March 31, 1993. In March 1994, the Partnership and its lenders entered into an amendment to the credit agreement pursuant to which, among other things, certain principal payments due under the term loan were waived and added to the final payment due under the term loan repayment schedule. In January 1995, the Partnership and its lenders entered into an additional amendment to the credit agreement which, among other things, reestablished the lenders' revolving credit commitment in an amount up to $23,000,000. As required by the amendment, the initial advance under the new revolving credit commitment was used to repay the then outstanding principal balance of the term loan. The amendment also provided that term loans would be available to the Partnership on September 30, 1995 in the amount of the then outstanding principal amount of the new revolving credit loans. At March 31, 1995, the outstanding balance of the revolving credit loans was $23,000,000. Interest is at the Partnership's option of the Prime Rate plus .25 percent, London Interbank Offered Rate plus 1.25 percent or Certificate of Deposit Rate plus 1.5 percent. The effective interest rates on amounts outstanding as of March 31, 1995 and 1994 were 7.7 percent and 4.8 percent, respectively.

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

Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned by the Partnership, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993.

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

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $308,098, or approximately 10 percent, for the three months ended March 31, 1995 as compared to the comparable 1994 period, from $3,120,037 in 1994 to $3,428,135 in 1995.
Increases in advertising sales revenue and basic subscribers accounted for approximately 46 percent and approximately 40 percent, respectively, of the increase in revenues. Since March 31, 1994, the Partnership has added approximately 2,471 basic subscribers and approximately 869 pay subscriptions, increases of approximately 8 percent and 4 percent, respectively. Basic subscribers increased from 31,071 at March 31, 1994 to 33,542 at March 31, 1995. No other individual factor significantly affected the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $259,068, or approximately 15 percent, from $1,719,832 in the first quarter of 1994 to $1,978,900 in the first quarter of 1995. This increase was due to increases in programming fees and advertising sales expense which accounted for approximately 55 percent and 27 percent of the increase, respectively. No other single factor significantly affected the increase in operating expenses. Operating expenses represented approximately 55 percent and 58 percent, respectively, of revenue during the three months ended March 31, 1994 and 1995.

         Management fees and allocated overhead from the General Partners increased $38,230, or approximately 9 percent, from $420,116 for the three months ended March 31, 1994 to $458,346 for the comparable 1995 period. This increase was due to the increases in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from the Managing General Partner. The Managing General Partner has experienced increases in costs, including salaries and benefits, a portion of which is allocated to the Partnership. Depreciation and amortization expense increased $33,665, or approximately 2 percent, for the three months ended March 31, 1995 from $1,445,798 in 1994 to $1,479,463 in 1995. This increase was due to capital additions during 1994.

         Operating loss increased $22,865, or approximately 5 percent, from $465,709 to $488,574 for the three months ended March 31, 1994 as compared to 1995. This increase was a result of the increases in operating expenses, management and supervision fees and allocated overhead from the General Partners, and depreciation and amortization exceeding the increase in revenue. Operating income before depreciation and amortization increased $10,800, or approximately 1 percent, from $980,089 to $990,889 for the three months ended March 31, 1994 as compared to 1995. This increase was the result of the increases in operating expenses and management and supervision fees and allocated overhead from the General Partners exceeding the increase in revenues.

         The decrease in operating income before depreciation and amortization reflects the effect of FCC rate regulations under the 1992 Cable Act which have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than otherwise would have been the case. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the Managing General Partner which are allocated to the Partnership, continue to increase at historic rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). The Managing General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings; (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

         Interest expense increased $167,596, or approximately 62 percent, from $270,876 for the three months ended March 31, 1994 to $438,472 for the three months ended March 31, 1995. This increase in interest expense was due primarily to higher effective interest rates on interest bearing obligations between the periods. Net loss increased $195,809, or approximately 27 percent, from $730,697 in 1994 to $926,506 in 1995. Such losses are expected to continue in the future.

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


                                        IDS/JONES GROWTH PARTNERS 87-A, LTD.


                                        BY:  JONES CABLE CORPORATION
                                             Managing General Partner



                                        By:  /s/ Kevin P. Coyle
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  May 12, 1995

                              INDEX TO EXHIBITS



Exhibit               Description                   Page
- - -----------           -----------                   ----
 27                   Financial Data Schedule