Form 10-Q
period 1995-06-30
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1995-08-14
CIK 857488

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______ to ______

                        Commission File Number:  1-16183

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                Exact name of registrant as specified in charter

Colorado                                                          84-1060544
State of organization                                 I.R.S. employer I.D. #

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

Yes    X                                                                No ____

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                            June 30,         December 31,
     ASSETS                                                   1995               1994
                                                          ------------       ------------
CASH                                                      $    394,199       $    407,610

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $16,369 and $17,015 at
  June 30, 1995 and December 31, 1994,
  respectively                                                 391,269            498,516

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                    33,793,880         31,848,280
  Less- accumulated depreciation                           (13,950,040)       (12,685,653)
                                                          ------------       ------------
                                                            19,843,840         19,162,627

  Franchise costs, net of accumulated
    amortization of $18,765,756 and $17,671,439
    at June 30, 1995 and December 31, 1994,
    respectively                                            10,103,034         11,195,969
  Subscriber lists, net of accumulated amortization
    of $4,282,369 and $4,177,945 at June 30, 1995
    and December 31, 1994, respectively                         93,531            197,955
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $1,002,219 and
    $924,122 at June 30, 1995 and
    December 31, 1994, respectively                          4,825,819          4,903,915
                                                          ------------       ------------
Total investment in cable television properties             34,866,224         35,460,466

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                244,858            317,231
                                                          ------------       ------------
     Total assets                                         $ 35,896,550       $ 36,683,823
                                                          ============       ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                June 30,         December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)       1995              1994
                                              ------------       ------------
LIABILITIES:
  Debt                                        $ 23,191,456       $ 21,832,052
  Accounts payable-
     Trade                                              --             65,095
     Managing General Partner                       11,664            665,782
  Accrued liabilities                              634,142            828,923
  Subscriber prepayments                            46,857             38,681
                                               -----------       ------------
     Total liabilities                          23,884,119         23,430,533
                                               -----------       ------------

PARTNERS'  CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                500                500
    Accumulated deficit                           (242,723)          (230,314)
                                               -----------       ------------
                                                  (242,223)          (229,814)
                                               -----------       ------------

  Limited Partners-
    Net contributed capital
      (164,178 units outstanding at
      June 30, 1995 and December 31, 1994)      35,824,200         35,824,200
    Accumulated deficit                        (23,569,546)       (22,341,096)
                                              ------------       ------------
                                                12,254,654         13,483,104
                                              ------------       ------------
     Total liabilities and partners'
       capital (deficit)                      $ 35,896,550       $ 36,683,823
                                              ============       ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                            For the Three Months Ended          For the Six Months Ended
                                     June 30,                           June 30,
                           ----------------------------      -----------------------------
                               1995             1994             1995              1994
                           -----------      -----------      -----------       -----------
REVENUES                   $ 3,591,026      $ 3,300,443      $ 7,019,161       $ 6,420,480

COSTS AND EXPENSES:
  Operating expenses         1,947,359        1,774,420        3,926,259         3,494,252
  Management fees and
    allocated overhead
    from General Partners      435,823          427,167          894,169           847,283
  Depreciation and
    amortization             1,080,930        1,393,998        2,560,393         2,835,629
                           -----------      -----------      -----------       -----------
OPERATING INCOME (LOSS)        126,914         (295,142)        (361,660)         (756,684)
                           -----------      -----------      -----------       -----------
OTHER INCOME (EXPENSE):
  Interest expense            (441,822)        (310,101)        (880,294)         (585,144)
  Other, net                       555          (23,194)           1,095           (17,306)
                           -----------      -----------      -----------       -----------
     Total other income,
       (expense), net         (441,267)        (333,295)        (879,199)         (602,450)
                           -----------      -----------      -----------       -----------
NET LOSS                   $  (314,353)     $  (628,437)     $(1,240,859)      $(1,359,134)
                           ===========      ===========      ===========       ===========
ALLOCATION OF NET LOSS:
  General Partners         $    (3,144)     $    (6,284)     $   (12,409)      $   (13,591)
                           ===========      ===========      ===========       ===========
  Limited Partners         $  (311,209)     $  (622,153)     $(1,228,450)      $(1,345,543)
                           ===========      ===========      ===========       ===========
NET LOSS PER LIMITED
  PARTNERSHIP UNIT         $     (1.90)     $     (3.79)     $     (7.48)      $     (8.20)
                           ===========      ===========      ===========       ===========
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING            164,178          164,178          164,178           164,178
                           ===========      ===========      ===========       ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                   For the Six Months Ended
                                                                            June 30,
                                                                ------------------------------
                                                                    1995              1994
                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(1,240,859)      $(1,359,134)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                2,560,393        2,835,629
      Amortization of interest rate protection contract               16,668           16,668
      Decrease (increase) in trade receivables                       107,247          (42,231)
      Decrease in deposits, prepaid expenses and
        deferred charges                                              36,538           86,572
      Decrease in accounts payable, accrued liabilities and
        subscriber prepayments                                      (251,700)        (167,636)
      Increase (decrease) in amount due Managing
        General Partner                                             (654,118)          12,029
                                                                ------------      -----------
     Net cash provided by operating activities                       574,169        1,381,897
                                                                ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              (1,946,984)      (1,471,400)
                                                                ------------      -----------
     Net cash used in investing activities                        (1,946,984)      (1,471,400)
                                                                ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                         1,395,480               --
  Repayment of debt                                                  (36,076)         (30,668)
                                                                ------------      -----------
     Net cash provided by (used in) financing activities           1,359,404          (30,668)
                                                                ------------      -----------
Decrease in cash                                                     (13,411)        (120,171)

Cash, beginning of period                                            407,610          969,416
                                                                ------------      ------------
Cash, end of period                                             $    394,199      $    849,245
                                                                ============      ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                 $    912,019      $    536,902
                                                                ============      ============



            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at June 30, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three and six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

        The Partnership owns and operates the cable television systems serving the areas in and around Carmel, Indiana and Roseville, California.

(2) Jones Cable Corporation (the "Managing General Partner"), a wholly owned subsidiary of Jones Intercable, Inc. ("JIC"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and six month periods ended June 30, 1995 were $179,551 and $350,958, respectively, compared to $165,022 and $321,024, respectively, for the three and six month periods ended June 30, 1994.

        IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Partnership for the three and six month periods ended June 30, 1995 were $17,955 and $35,095, respectively, compared to $16,502 and $32,102, respectively, for the three and six month periods ended June 30, 1994.

        The Partnership reimburses JIC for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of JIC. Systems owned by JIC and all other systems owned by partnerships for which JIC is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to JIC by the Partnership for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1995 were $238,317 and $508,116, respectively, compared to $245,643 and $494,157, respectively, for the three and six month periods ended June 30, 1994. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1995 and 1994.

(3) In August 1995, the Partnership entered into a purchase and sale agreement pursuant to which it agreed to sell the Carmel, Indiana system (the "Carmel System") to JIC for a sales price of $44,235,333. This price is the average of three separate, independent appraisals of the fair market value of the Carmel System. Closing of this sale is expected to occur before the end of 1995. It is anticipated that a portion of the sale proceeds will be used to reduce Partnership debt to approximately $9,000,000, with the remainder of the proceeds distributed to the limited partners pursuant to the partnership agreement. Such distribution will total approximately $30,000,000, or $730 per $1,000 invested. No vote of the limited partners of the Partnership is required in connection with this transaction, since the assets of the Carmel System do not constitute all or substantially all of the Partnership assets. The Supervising General Partner consented to the timing of the transaction and participated in the selection of appraisers.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

        For the six months ended June 30, 1995, the Partnership generated net cash from operating activities totaling $574,169, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $1,900,000 for capital improvements during the first six months of 1995. Of these improvements, approximately 42 percent related to the construction of extensions to the cable television plant in the Partnership's cable television systems and approximately 24 percent related to service drops to homes. The remaining expenditures were for various system enhancements. These additions were funded by cash generated from operations and borrowings from the Partnership's credit facility. Budgeted capital expenditures for the remainder of 1995 are approximately $1,000,000. Construction of cable plant extensions is expected to account for approximately 40 percent of these expenditures and service drops to homes are expected to account for approximately 33 percent of the remaining expenditures. The balance of the expenditures are for various enhancements in each of the Partnership's systems. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations.

        In August 1995, the Partnership entered into a purchase and sale agreement pursuant to which it agreed to sell the Carmel System to JIC for a sales price of $44,235,333. This price is the average of three separate, independent appraisals of the fair market value of the Carmel System. Closing of this sale is expected to occur before the end of 1995. It is anticipated that a portion of the sale proceeds will be used to reduce Partnership debt to approximately $9,000,000, with the remainder of the proceeds distributed to the limited partners pursuant to the partnership agreement. Such distribution will total approximately $30,000,000, or $730 per $1,000 invested. No vote of the limited partners of the Partnership is required in connection with this transaction, since the assets of the Carmel System do not constitute all or substantially all of the Partnership assets. The Supervising General Partner consented to the timing of the transaction and participated in the selection of appraisers.

        In January 1995, the Partnership and its lenders entered into an amendment to its credit agreement which, among other things, reestablished the lenders revolving credit commitment in an amount up to $23,000,000. As required by the amendment, the initial advance under the new revolving credit commitment was used to repay the then outstanding principal balance of the term loan under the credit agreement. The amendment also provided that term loans would be available to the Partnership on September 30, 1995 in the amount of the then outstanding principal amount of the new revolving credit loans. At June 30, 1995, the outstanding balance of the revolving credit loans was $23,000,000. Interest is at the Partnership's option of the Prime Rate plus .25 percent, London Interbank Offered Rate plus 1.25 percent or Certificate of Deposit Rate plus 1.5 percent. The effective interest rates on amounts outstanding as of June 30, 1995 and 1994 were 7.57 percent and 5.77 percent, respectively.

        On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $10,000,000. The agreement protects the Partnership for interest rates that exceed 7 percent for three years from the date of the agreement.

        The General Partners believe that the Partnership has, and will continue to have, sufficient sources of capital available in the form of cash on hand, its ability to create cash reserves from operations and borrowings under the Partnership s credit facility.


                             RESULTS OF OPERATIONS

        Revenues of the Partnership increased $290,583, or approximately 9 percent, for the three months ended June 30, 1995 as compared to the comparable 1994 period, to $3,591,026 in 1995 from $3,300,443 in 1994. Increases in basic subscribers and advertising sales revenue accounted for approximately 60 percent and 28 percent, respectively, of the three month increase in revenues. For the six month periods ended June 30, 1995 and 1994, revenues increased $598,681, or approximately 9 percent, to $7,019,161 in 1995 from $6,420,480 in
1994. Increases in advertising sales revenue and basic subscribers accounted for approximately 37 percent and 56 percent, respectively, of the increase in revenues for the six months ended June 30, 1995. Since June 30, 1994, the Partnership has added approximately 2,396 basic subscribers and approximately 1,938 pay subscriptions, increases of approximately 8 percent and 6 percent, respectively. Basic subscribers increased to 34,119 at June 30, 1995 from 31,723 at June 30, 1994. No other individual factor significantly affected the increase in revenues.

        Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

        Operating expenses increased $172,939, or approximately 10 percent, to $1,947,359 in the second quarter of 1995 from $1,774,420 in the second quarter of 1994. Increases in programming fees and advertising sales expenses accounted for approximately 74 percent and 24 percent, respectively, of the three month increase in operating expenses. For the six month periods ended June 30, 1995 and 1994, operating expenses increased $432,007, or approximately 12 percent, to $3,926,259 in 1995 from $3,494,252 in 1994. This increase was due to increases in programming fees and advertising sales expense which accounted for approximately 63 percent and 26 percent of the increase, respectively. No other single factor significantly affected the increase in operating expenses. Operating expenses represented approximately 54 percent of revenue during each of the three months ended June 30, 1995 and 1994 and 56 percent and 54 percent, respectively, of revenue during each of the six months ended June 30, 1995 and 1994.

        Management fees and allocated overhead from the General Partners increased $8,656, or approximately 2 percent, to $435,823 for the three months ended June 30, 1995 from $427,167 for the comparable 1994 period. For the six month periods ended June 30, 1995 and 1994, management fees and allocated overhead from the General Partners increased $46,886, or approximately 6 percent, to $894,169 in 1995 from $847,283 in 1994. These increases are due to the increases in revenues, upon which such fees and allocations are based.

        Depreciation and amortization expense decreased $313,068, or approximately 22 percent, for the three months ended June 30, 1995 to $1,080,930 from $1,393,998 in 1994. For the six month periods ended June 30, 1995 and 1994, depreciation and amortization expense decreased $275,236, or approximately 10 percent, to $2,560,393 in 1995 from $2,835,629 in 1994. This decrease was due to the maturation of the Partnership's intangible asset base.

        The Partnership recorded operating income of $126,914 for the three months ended June 30, 1995, compared to an operating loss of $295,142 for the three months ended June 30, 1994. This change is a result of the increase in revenues and the decrease in depreciation and amortization expense exceeding the increase in operating expenses, management and supervision fees and allocated overhead from the General Partners. For the six month periods, operating loss decreased $395,024, or approximately 52 percent, to $361,660 in 1995 from $756,684 in 1994. This decrease was a result of the increases in revenues and the decrease in depreciation and amortization expense exceeding the increase in operating expenses and management and supervision fees and allocated overhead from the General Partners. Operating income before depreciation and amortization increased $108,988, or approximately 10 percent, to $1,207,844 from $1,098,856 for the three months ended June 30, 1995 as compared to 1994. This increase was the result of the increase in revenues exceeding the increases in operating expenses, management and supervision fees and allocated overhead from the General Partners. For the six month periods ended June 30, 1995 and 1994, operating income before depreciation and amortization increased $119,788, or approximately 6 percent, to $2,198,733 in 1995 from $2,078,945 in 1994. This increase was a result of the increase in revenues exceeding the increases in operating expenses, management and supervision fees and allocated overhead from the General Partners.

        Interest expense increased $131,721, or approximately 42 percent, to $441,822 for the three months ended June 30, 1995 from $310,101 for the three months ended June 30, 1994. Interest expense increased $295,150, or approximately 50 percent, to $880,294 for the six months ended June 30, 1995 from $585,144 for the six months ended June 30, 1994. These increases in interest expense are due to higher effective interest rates on interest bearing obligations between the periods. Net loss decreased $370,333, or approximately 59 percent, to $258,104 for the three month period ended June 30, 1995 from $628,437 for the three month periods ended June 30, 1994. Net loss decreased $174,524, or approximately 13 percent, to $1,184,610 for the six month period ended June 30, 1995 from $1,359,134 for the six months ended June 30, 1994. Such losses are expected to continue in the future.

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


                                IDS/JONES GROWTH PARTNERS 87-A, LTD.
                                BY:    JONES CABLE CORPORATION
                                       Managing General Partner



                                By:  /S/ Kevin P. Coyle
                                     -----------------------------
                                     Kevin P. Coyle
                                     Group Vice President/Finance
                                     (Principal Financial Officer)


Dated:  August 14, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule