Form 10-Q/A
period 1995-06-30
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1995-10-10
CIK 857488

                               FORM 10-Q/A No. 1


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

                        Commission File Number:  1-16183

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
--------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                              84-1060544
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#


    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

Yes    X                                                              No
    -------                                                              ------

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                     June 30,             December 31,
         ASSETS                                                                        1995                   1994
         ------                                                                   -------------          --------------
CASH                                                                              $     394,199          $      407,610

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $16,369 and $17,015 at
  June 30, 1995 and December 31, 1994,
  respectively                                                                          391,269                 498,516

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                             33,793,880              31,848,280
  Less- accumulated depreciation                                                    (13,950,040)            (12,685,653)
                                                                                  -------------          --------------

                                                                                     19,843,840              19,162,627

  Franchise costs, net of accumulated
    amortization of $18,765,756 and $17,671,439
    at June 30, 1995 and December 31, 1994,
    respectively                                                                     10,103,034              11,195,969
  Subscriber lists, net of accumulated amortization
    of $4,282,369 and $4,177,945 at June 30, 1995
    and December 31, 1994, respectively                                                  93,531                 197,955
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $1,002,219 and
    $924,122 at June 30, 1995 and
    December 31, 1994, respectively                                                   4,825,819               4,903,915
                                                                                  -------------          --------------

         Total investment in cable television properties                             34,866,224              35,460,466

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                         244,858                 317,231
                                                                                  -------------          --------------

         Total assets                                                             $  35,896,550          $   36,683,823
                                                                                  =============          ==============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                      June 30,            December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                    1995                  1994
         -------------------------------------------                                ------------          ------------
LIABILITIES:
  Debt                                                                              $ 23,191,456          $ 21,832,052
  Accounts payable-
     Trade                                                                                -                     65,095
     Managing General Partner                                                             11,664               665,782
  Accrued liabilities                                                                    634,142               828,923
  Subscriber prepayments                                                                  46,857                38,681
                                                                                    ------------          ------------

         Total liabilities                                                            23,884,119            23,430,533
                                                                                    ------------          ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                                      500                   500
    Accumulated deficit                                                                 (242,723)             (230,314)
                                                                                    ------------          ------------

                                                                                        (242,223)             (229,814)
                                                                                    ------------          ------------

  Limited Partners-
    Net contributed capital
      (164,178 units outstanding at
      June 30, 1995 and December 31, 1994)                                            35,824,200            35,824,200
    Accumulated deficit                                                              (23,569,546)          (22,341,096)
                                                                                    ------------          ------------

                                                                                      12,254,654            13,483,104
                                                                                    ------------          ------------

         Total liabilities and partners'
           capital (deficit)                                                        $ 35,896,550          $ 36,683,823
                                                                                    ============          ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                         For the Three Months Ended         For the Six Months Ended
                                                  June 30,                          June 30,
                                        ----------------------------      ----------------------------
                                           1995             1994             1995             1994
                                        -----------      -----------      -----------      -----------
REVENUES                                $ 3,591,026      $ 3,300,443      $ 7,019,161      $ 6,420,480

COSTS AND EXPENSES:
  Operating expenses                      1,947,359        1,774,420        3,926,259        3,494,252
  Management fees and
    allocated overhead
    from General Partners                   435,823          427,167          894,169          847,283
  Depreciation and
    amortization                          1,080,930        1,393,998        2,560,393        2,835,629
                                        -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS)                     126,914         (295,142)        (361,660)        (756,684)
                                        -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense                         (441,822)        (310,101)        (880,294)        (585,144)
  Other, net                                    555          (23,194)           1,095          (17,306)
                                        -----------      -----------      -----------      -----------

         Total other income,
           (expense), net                  (441,267)        (333,295)        (879,199)        (602,450)
                                        -----------      -----------      -----------      -----------

NET LOSS                                $  (314,353)     $  (628,437)     $(1,240,859)     $(1,359,134)
                                        ===========      ===========      ===========      ===========

ALLOCATION OF NET LOSS:
  General Partners                      $    (3,144)     $    (6,284)     $   (12,409)     $   (13,591)
                                        ===========      ===========      ===========      ===========

  Limited Partners                      $  (311,209)     $  (622,153)     $(1,228,450)     $(1,345,543)
                                        ===========      ===========      ===========      ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                      $     (1.90)     $     (3.79)     $     (7.48)     $     (8.20)
                                        ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                         164,178          164,178          164,178          164,178
                                        ===========      ===========      ===========      ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                             ----------------------------------
                                                                                1995                   1994
                                                                             -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(1,240,859)           $(1,359,134)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                            2,560,393              2,835,629
      Amortization of interest rate protection contract                           16,668                 16,668
      Decrease (increase) in trade receivables                                   107,247                (42,231)
      Decrease in deposits, prepaid expenses and deferred charges                 36,538                 86,572
      Decrease in accounts payable, accrued liabilities and
        subscriber prepayments                                                  (251,700)              (167,636)
      Increase (decrease) in amount due Managing General Partner                (654,118)                12,029
                                                                             -----------            -----------

         Net cash provided by operating activities                               574,169              1,381,897
                                                                             -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (1,946,984)            (1,471,400)
                                                                             -----------            -----------

         Net cash used in investing activities                                (1,946,984)            (1,471,400)
                                                                             -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     1,395,480                -
  Repayment of debt                                                              (36,076)               (30,668)
                                                                             -----------            -----------

         Net cash provided by (used in) financing activities                   1,359,404                (30,668)
                                                                             -----------            -----------

Decrease in cash                                                                 (13,411)              (120,171)

Cash, beginning of period                                                        407,610                969,416
                                                                             -----------            -----------

Cash, end of period                                                          $   394,199            $   849,245
                                                                             ===========            ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                              $   912,019            $   536,902
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


         The Partnership owns and operates the cable television systems serving the areas in and around Carmel, Indiana(the "Carmel System") and Roseville, California (the "Roseville System").


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


(3) In August 1995, the Partnership entered into a purchase and sale agreement pursuant to which it agreed to sell the Carmel, Indiana system (the "Carmel System") to JIC for a sales price of $44,235,333. This price is the average of three separate, independent appraisals of the fair market value of the Carmel System. Based on the net book value of the Carmel System of approximately $23,500,000 at June 30, 1995, the Partnership will recognize a gain of approximately $20,700,000 on this transaction. Closing of this sale is expected to occur before the end of 1995. It is anticipated that a portion of the sale proceeds will be used to reduce Partnership debt to approximately $9,000,000, with the remainder of the proceeds distributed to the limited partners pursuant to the partnership agreement. Such distribution will total approximately $30,000,000, or $730 per $1,000 invested in the Partnership. No vote of the limited partners of the Partnership is required in connection with this transaction because the assets of the Carmel System do not constitute all or substantially all of the Partnership's assets. The Supervising General Partner consented to the timing of the transaction and participated in the selection of appraisers.

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


         In August 1995, the Partnership entered into a purchase and sale agreement pursuant to which it agreed to sell the Carmel System to JIC for a sales price of $44,235,333. This price is the average of three separate, independent appraisals of the fair market value of the Carmel System. Closing of this sale is expected to occur before the end of 1995. Based on the net book value of the Carmel System of approximately $23,500,000 at June 30, 1995, the Partnership will recognize a gain of approximately $20,700,000 on this
transaction.   It is anticipated that a portion of the sale proceeds will be used to reduce Partnership debt to approximately $9,000,000, with the remainder of the proceeds distributed to the limited partners pursuant to the partnership agreement. Such distribution will total approximately $30,000,000, or $730 per $1,000 invested in the Partnership. No vote of the limited partners of the Partnership is required in connection with this transaction because the assets of the Carmel System do not constitute all or substantially all of the Partnership's assets. The Supervising General Partner consented to the timing of the transaction and participated in the selection of appraisers.



         The Partnership will continue to own and operate the Roseville System after the sale of the Carmel System. The Partnership will have sufficient sources of liquidity from borrowings available from the credit facility and cash generated from operations to meet its anticipated needs after the sale of the Carmel System.


         In January 1995, the Partnership and its lenders entered into an amendment to its credit agreement which, among other things, reestablished the lenders' revolving credit commitment in an amount up to $23,000,000. As required by the amendment, the initial advance under the new revolving credit commitment was used to repay the then outstanding principal balance of the term loan under the credit agreement. The amendment also provided that term loans would be available to the Partnership on September 30, 1995 in the amount of the then outstanding principal amount of the new revolving credit loans. At June 30, 1995, the outstanding balance of the revolving credit loans was $23,000,000. Interest is at the Partnership's option of the Prime Rate plus
 .25 percent, London Interbank Offered Rate plus 1.25 percent or Certificate of Deposit Rate plus 1.5 percent. The effective interest rates on amounts outstanding as of June 30, 1995 and 1994 were 7.57 percent and 5.77 percent, respectively.

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $10,000,000. The agreement protects the Partnership for interest rates that exceed 7 percent for three years from the date of the agreement.

         The General Partners believe that the Partnership has, and will continue to have, sufficient sources of capital available in the form of cash on hand, its ability to create cash reserves from operations and borrowings under the Partnership's credit facility.

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


          The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $108,988, or approximately 10 percent, to $1,207,844 from $1,098,856 for the three months ended June 30, 1995 as compared to 1994. This increase was the result of the increase in revenues exceeding the increases in operating expenses, management and supervision fees and allocated overhead from the General Partners. For the six month periods ended June 30, 1995 and 1994, operating income before depreciation and amortization increased $119,788, or approximately 6 percent, to $2,198,733 in 1995 from $2,078,945 in 1994. This increase was a result of the increase in revenues exceeding the increases in operating expenses, management and supervision fees and allocated overhead from the General Partners.


         Interest expense increased $131,721, or approximately 42 percent, to $441,822 for the three months ended June 30, 1995 from $310,101 for the three months ended June 30, 1994. Interest expense increased $295,150, or approximately 50 percent, to $880,294 for the six months ended June 30, 1995 from $585,144 for the six months ended June 30, 1994. These increases in interest expense are due to higher effective interest rates on interest bearing obligations between the periods. Net loss decreased $314,01470,333, or approximately 509 percent, to $314,353258,104 for the three month period ended June 30, 1995 from $628,437 for the three month periods ended June 30, 1994. Net loss decreased $118,275174,524, or approximately 913 percent, to $1,184,6101,240,859 for the six month period ended June 30, 1995 from $1,359,134 for the six months ended June 30, 1994. Such losses are expected to continue in the future.

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


                                        IDS/JONES GROWTH PARTNERS 87-A, LTD.
                                        BY:  JONES CABLE CORPORATION
                                             Managing General Partner



                                        By:  /s/ Kevin P. Coyle
                                             ---------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)


Dated:  October 5, 1995

                                EXHIBIT INDEX


Exhibit
Number                        Exhibit Description                          Page
-------                       -------------------                          ----

  27                        Financial Data Schedule