Form 10-Q/A
period 1995-06-30
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1995-11-07
CIK 857488

                               FORM 10-Q/A No. 2


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


         The Partnership will continue to own and operate the Roseville System after the sale of the Carmel System. The Partnership will have sufficient sources of liquidity from borrowings available from the credit facility and cash generated from operations to meet its anticipated needs after the sale of the Carmel System. The pro forma effect of the sale of the Carmel System on the results of the Partnership's operations for the six months ended June 30, 1995 and 1994, assuming the transaction had occurred at the beginning of the period, is presented in the following unaudited tabulation:



                                        For the Six Months Ended June 30, 1995
                                        --------------------------------------
                                                       Pro Forma
                                        As Reported   Adjustments    Pro Forma
                                        -----------   -----------    ---------

         Revenues                       $ 7,019,161   $(3,945,658)   $3,073,503
                                        ===========   ===========    ==========
         Operating Income (Loss)        $  (361,660)  $     5,918    $ (355,742)
                                        ===========   ===========    ==========
         Net Income (Loss)              $(1,240,859)  $   658,204    $ (582,655)
                                        ===========   ===========    ==========





                                        For the Six Months Ended June 30, 1994
                                        --------------------------------------
                                                       Pro Forma
                                        As Reported   Adjustments    Pro Forma
                                        -----------   -----------    ---------

         Revenues                       $ 6,420,480   $(3,622,690)   $2,797,790
                                        ===========   ===========    ==========
         Operating Income (Loss)        $  (756,684)  $   161,413    $ (595,271)
                                        ===========   ===========    ==========
         Net Income (Loss)              $(1,359,134)  $   604,919    $ (754,215)
                                        ===========   ===========    ==========






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


         Interest expense increased $131,721, or approximately 42 percent, to $441,822 for the three months ended June 30, 1995 from $310,101 for the three months ended June 30, 1994. Interest expense increased $295,150, or approximately 50 percent, to $880,294 for the six months ended June 30, 1995 from $585,144 for the six months ended June 30, 1994. These increases in interest expense are due to higher effective interest rates on interest bearing obligations between the periods. Net loss decreased $314,084, or approximately 50 percent, to $314,353 for the three month period ended June 30, 1995 from $628,437 for the three month period ended June 30, 1994. Net loss decreased $118,275, or approximately 9 percent, to $1,240,859 for the six month period ended June 30, 1995 from $1,359,134 for the six months ended June 30, 1994. Such losses are expected to continue in the future.

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


Dated:  November 7, 1995

                                EXHIBIT INDEX


Exhibit
Number                        Exhibit Description                          Page
-------                       -------------------                          ----

  27                        Financial Data Schedule