Form 10-Q
period 1995-09-30
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1995-11-14
CIK 857488

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995

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

                    IDS/JONES GROWTH PARTNERS 87-A, LTD.
                           (A Limited Partnership)

                          UNAUDITED BALANCE SHEETS


                                                                                  September 30,           December 31,
         ASSETS                                                                       1995                    1994
         ------                                                                  --------------          --------------
CASH                                                                             $      353,590          $      407,610

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $21,516 and $17,015 at
  September 30, 1995 and December 31, 1994,
  respectively                                                                          468,011                 498,516

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                             34,561,831              31,848,280
  Less- accumulated depreciation                                                    (14,576,902)            (12,685,653)
                                                                                 --------------          --------------

                                                                                     19,984,929              19,162,627

  Franchise costs, net of accumulated
    amortization of $19,013,795 and $17,671,439
    at September 30, 1995 and December 31, 1994,
    respectively                                                                      9,854,997              11,195,969
  Subscriber lists, net of accumulated amortization
    of $4,310,429 and $4,177,945 at September 30, 1995
    and December 31, 1994, respectively                                                  65,472                 197,955
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $1,038,644 and
    $924,122 at September 30, 1995 and
    December 31, 1994, respectively                                                   4,789,393               4,903,915
                                                                                 --------------          --------------

         Total investment in cable television properties                             34,694,791              35,460,466

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                         445,930                 317,231
                                                                                 --------------          --------------

         Total assets                                                            $   35,962,322          $   36,683,823
                                                                                 ==============          ==============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                           (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS


                                                                                    September 30,         December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                   1995                   1994
         -------------------------------------------                                -------------         ------------
LIABILITIES:
  Debt                                                                              $ 23,145,265          $ 21,832,052
  Accounts payable-
     Trade                                                                                52,387                65,095
     Managing General Partner                                                            146,116               665,782
  Accrued liabilities                                                                    756,856               828,923
  Subscriber prepayments                                                                  46,909                38,681
                                                                                    ------------          ------------

         Total liabilities                                                            24,147,533            23,430,533
                                                                                    ------------          ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                                      500                   500
    Accumulated deficit                                                                 (244,699)             (230,314)
                                                                                    ------------          ------------

                                                                                        (244,199)             (229,814)
                                                                                    ------------          ------------

  Limited Partners-
    Net contributed capital
      (164,178 units outstanding at
      September 30, 1995 and December 31, 1994)                                       35,824,200            35,824,200
    Accumulated deficit                                                              (23,765,212)          (22,341,096)
                                                                                    ------------          ------------

                                                                                      12,058,988            13,483,104
                                                                                    ------------          ------------

         Total liabilities and partners'
           capital (deficit)                                                        $ 35,962,322          $ 36,683,823
                                                                                    ============          ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                           (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS


                                      For the Three Months Ended           For the Nine Months Ended
                                             September 30,                      September  30,
                                     ----------------------------       -----------------------------
                                        1995              1994             1995              1994
                                     ----------        ----------       -----------       -----------
REVENUES                             $3,670,797        $3,237,138       $10,689,958       $ 9,657,618

COSTS AND EXPENSES:
  Operating expenses                  2,039,597         1,843,471         5,965,856         5,337,723
  Management fees and
    allocated overhead
    from General Partners               454,748           412,481         1,348,917         1,259,764
  Depreciation and
    amortization                        948,968         1,388,603         3,509,361         4,224,232
                                     ----------        ----------       -----------       -----------

OPERATING INCOME (LOSS)                 227,484          (407,417)         (134,176)       (1,164,101)
                                     ----------        ----------       -----------       -----------

OTHER INCOME (EXPENSE):
  Interest expense                     (426,687)         (382,840)       (1,306,981)         (967,984)
  Other, net                              1,561            (5,489)            2,656           (22,795)
                                     ----------        ----------       -----------       -----------

      Total other income,
        (expense), net                 (425,126)         (388,329)       (1,304,325)         (990,779)
                                     ----------        ----------       -----------       -----------

NET LOSS                             $ (197,642)       $ (795,746)      $(1,438,501)      $(2,154,880)
                                     ==========        ==========       ===========       ===========

ALLOCATION OF NET LOSS:
  General Partners                   $   (1,976)       $   (7,957)      $   (14,385)      $   (21,549)
                                     ==========        ==========       ===========       ===========

  Limited Partners                   $ (195,666)       $ (787,789)      $(1,424,116)      $(2,133,331)
                                     ==========        ==========       ===========       ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                   $    (1.19)       $    (4.80)      $     (8.67)      $    (12.99)
                                     ==========        ==========       ===========       ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                     164,178           164,178           164,178           164,178
                                     ==========        ==========       ===========       ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                            For the Nine Months Ended
                                                                                   September 30,
                                                                        -----------------------------------
                                                                           1995                    1994
                                                                        -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(1,438,501)            $(2,154,880)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                       3,509,361               4,224,232
      Amortization of interest rate protection contract                      25,002                  25,002
      Decrease in trade receivables                                          30,505                 134,407
      Increase in deposits, prepaid expenses and deferred charges          (183,836)                (71,380)
      Decrease in accounts payable, accrued liabilities and
        subscriber prepayments                                              (76,547)               (216,770)
      Increase (decrease) in amount due Managing General Partner           (519,666)                556,484
                                                                        -----------             -----------

          Net cash provided by operating activities                       1,346,318               2,497,095
                                                                        -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                (2,713,551)             (2,252,888)
                                                                        -----------             -----------

          Net cash used in investing activities                          (2,713,551)             (2,252,888)
                                                                        -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from borrowings                                                1,368,638                       -
  Repayment of debt                                                         (55,425)               (394,792)
                                                                        -----------             -----------

          Net cash provided by (used in) financing activities             1,313,213                (394,792)
                                                                        -----------             -----------

Decrease in cash                                                            (54,020)               (150,585)

Cash, beginning of period                                                   407,610                 969,416
                                                                        -----------             -----------

Cash, end of period                                                     $   353,590             $   818,831
                                                                        ===========             ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $ 1,276,439             $   848,676
                                                                        ===========             ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at September 30, 1995 and December 31, 1994, its Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994 and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.
Certain prior year amounts have been reclassified to conform to the 1995 presentation.

         The Partnership owns and operates the cable television systems serving the areas in and around Carmel, Indiana (the "Carmel System") and Roseville, California (the "Roseville System").

(2) Jones Cable Corporation (the "Managing General Partner"), a wholly owned subsidiary of Jones Intercable, Inc. ("JIC"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and nine month periods ended September 30, 1995 were $183,540 and $534,498, respectively, compared to $161,857 and $482,881, respectively, for the three and nine month periods ended September 30, 1994.

         IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Partnership for the three and nine month periods ended September 30, 1995 were $18,354 and $53,450, respectively, compared to $16,186 and $48,288, respectively, for the three and nine month periods ended September 30, 1994.

         The Partnership reimburses JIC for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of JIC with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of JIC. Systems owned by JIC and all other systems owned by partnerships for which JIC is the general partner are also allocated a proportionate share of these expenses.
The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to JIC by the Partnership for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1995 were $252,854 and $760,969, respectively, compared to $234,438 and $728,595, respectively, for the three and nine month periods ended September 30, 1994. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1995 and 1994.

(3) In August 1995, the Partnership entered into a purchase and sale agreement pursuant to which it agreed to sell the Carmel System to JIC for a sales price of $44,235,333. This price is the average of three separate, independent appraisals of the fair market value of the Carmel System. The General Partner has assigned its rights and obligations under the purchase and sale agreement to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner. Based on the net book value of the Carmel System of approximately $23,500,000 at September 30, 1995, the Partnership will recognize a gain of approximately $20,700,000 on this transaction. Closing of this sale is expected to occur during the first half of 1996. It is anticipated that a portion of the sale proceeds will be used to reduce Partnership debt to approximately $9,000,000, with the remainder of the proceeds distributed to the limited partners pursuant to the partnership agreement. Such distribution will total approximately $30,000,000, or $730 per $1,000 invested in the Partnership. No vote of the limited partners of the Partnership is required in connection with this transaction because the assets of the Carmel System do not constitute all or substantially all of the Partnership's assets. The Supervising General Partner consented to the timing of the transaction and participated in the selection of appraisers.

         On August 11, 1995, the General Partner entered into an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator. Pursuant to the TWEAN Exchange Agreement, Jones Cable Holdings, Inc. will convey to TWEAN the Carmel System along with certain other properties and cash in the amount of $3,500,000, subject to normal closing adjustments. In return, Jones Cable Holdings, Inc. will receive from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland, and portions of Fairfax County, Virginia. The closing of the Carmel System sale, however, is not contingent upon the closing of the Time Warner exchange.

         The pro forma effect of the sale of the Carmel System on the results of the Partnership's operations for the nine months ended September 30, 1995 and 1994, assuming the transaction had occurred at the beginning of the period, is presented in the following unaudited tabulation:

                                                          For the Nine Months Ended September 30, 1995
                                                          --------------------------------------------
                                                                           Pro Forma
                                                          As Reported     Adjustments       Pro Forma
                                                          ------------    -----------      -----------
         Revenues                                         $10,689,958     $(5,960,176)     $4,729,782
                                                          ===========     ===========      ==========

         Operating Income (Loss)                          $  (134,176)    $   (32,368)     $ (166,544)
                                                          ===========     ===========      ==========

         Net Income (Loss)                                $(1,438,501)    $   458,683      $ (979,818)
                                                          ===========     ===========      ==========

                                                          For the Nine Months Ended September 30, 1994
                                                          --------------------------------------------
                                                                           Pro Forma
                                                          As Reported     Adjustments       Pro Forma
                                                          ------------    -----------      -----------
         Revenues                                         $ 9,657,618     $(5,438,935)     $ 4,218,683
                                                          ===========     ===========      ===========

         Operating Income (Loss)                          $(1,164,101)    $    17,447      $(1,146,654)
                                                          ===========     ===========      ===========

         Net Income (Loss)                                $(2,154,880)    $   589,044      $(1,565,836)
                                                          ===========     ===========      ===========

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         For the nine months ended September 30, 1995, the Partnership generated net cash from operating activities totaling $1,346,318, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $2,700,000 for capital improvements during the first nine months of 1995. Of these improvements, approximately 43 percent related to the construction of extensions to the cable television plant in the Partnership's cable television systems and approximately 24 percent related to service drops to homes. The remaining expenditures were for various system enhancements. These additions were funded by cash generated from operations and borrowings from the Partnership's credit facility. Budgeted capital expenditures for the remainder of 1995 are approximately $833,000. Service drops to homes are expected to account for approximately 37 percent of the remaining expenditures and construction of cable plant extensions is expected to account for approximately 36 percent of these expenditures. The balance of the expenditures are for various enhancements in each of the Partnership's systems. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations.

         In August 1995, the Partnership entered into a purchase and sale agreement pursuant to which it agreed to sell the Carmel System to JIC for a sales price of $44,235,333. This price is the average of three separate, independent appraisals of the fair market value of the Carmel System. The General Partner has assigned its rights and obligations under the purchase and sale agreement to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner. Based on the net book value of the Carmel System of approximately $23,500,000 at September 30, 1995, the Partnership will recognize a gain of approximately $20,700,000 on this transaction. Closing of this sale is expected to occur during the first half of 1996. It is anticipated that a portion of the sale proceeds will be used to reduce Partnership debt to approximately $9,000,000, with the remainder of the proceeds distributed to the limited partners pursuant to the partnership agreement. Such distribution will total approximately $30,000,000, or $730 per $1,000 invested in the Partnership. No vote of the limited partners of the Partnership is required in connection with this transaction because the assets of the Carmel System do not constitute all or substantially all of the Partnership's assets. The Supervising General Partner consented to the timing of the transaction and participated in the selection of appraisers.

         On August 11, 1995, the General Partner entered into an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator. Pursuant to the TWEAN Exchange Agreement, Jones Cable Holdings, Inc. will convey to TWEAN the Carmel System along with certain other properties and cash in the amount of $3,500,000, subject to normal closing adjustments. In return, Jones Cable Holdings, Inc. will receive from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland, and portions of Fairfax County, Virginia. The closing of the Carmel System sale, however, is not contingent upon the closing of the Time Warner exchange. Refer to note 3 for the pro forma effect of the sale of the Carmel System on the results of the Partnership's operations for the nine months ended September 30, 1995 and 1994, assuming the transaction had occurred at the beginning of the periods.

         The Partnership will continue to own and operate the Roseville System after the sale of the Carmel System. The operations of the Roseville System will be sufficient to provide liquidity to meet the anticipated needs of the Roseville System as well as service the anticipated debt balance of $9,000,000.

         In January 1995, the Partnership and its lenders entered into an amendment to its credit agreement which, among other things, reestablished the lenders' revolving credit commitment in an amount up to $23,000,000. As required by the amendment, the initial advance under the new revolving credit commitment was used to repay the then outstanding principal balance of the term loan under the credit agreement. At September 30, 1995, the outstanding balance was $23,000,000, which converted to a term loan, payable in 13 consecutive quarterly installments beginning December 31, 1995. Interest is at the Partnership's option of the Prime Rate plus .25 percent, London Interbank Offered Rate plus 1.25 percent or Certificate of Deposit Rate plus 1.5 percent. The effective interest rates on amounts outstanding as of September 30, 1995 and 1994 were 6.9 percent and 6.1 percent, respectively.

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $10,000,000. The agreement protects the Partnership for interest rates that exceed 7 percent for three years from the date of the agreement.

         The General Partners believe that the Partnership has, and will continue to have, sufficient sources of capital available in the form of cash on hand and cash generated from operations until the Carmel System is sold.

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Partnership has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Partnership's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Partnership.


                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $433,659, or approximately 13 percent, for the three months ended September 30, 1995 compared to the comparable 1994 period, to $3,670,797 in 1995 from $3,237,138 in 1994.
Increases in basic subscribers and advertising sales revenue accounted for approximately 40 percent and 23 percent, respectively, of the three month increase in revenues. For the nine month periods ended September 30, 1995 and 1994, revenues increased $1,032,340, or approximately 11 percent, to $10,689,958 in 1995 from $9,657,618 in 1994. Increases in advertising sales revenue and basic subscribers accounted for approximately 31 percent and 49 percent, respectively, of the increase in revenues for the nine months ended September 30, 1995. Since September 30, 1994, the Partnership has added approximately 2,706 basic subscribers and approximately 802 pay subscriptions, increases of approximately 8 percent and 4 percent, respectively. Basic subscribers increased to 34,978 at September 30, 1995 from 32,272 at September 30, 1994. Pay subscriptions increased to 24,856 at September 30, 1995 from 24,054 at September 30, 1994. No other individual factor significantly affected the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $196,126, or approximately 11 percent, to $2,039,597 in the third quarter of 1995 from $1,843,471 in the third quarter of 1994. Increases in programming fees and advertising sales expenses accounted for approximately 64 percent and 32 percent, respectively, of the three month increase in operating expenses. For the nine month periods ended September 30, 1995 and 1994, operating expenses increased $628,133, or approximately 12 percent, to $5,965,856 in 1995 from $5,337,723 in 1994. This increase was due to increases in programming fees and advertising sales expenses which accounted for approximately 64 percent and 32 percent of the increase, respectively. No other single factor significantly affected the increase in operating expenses. Operating expenses represented 56 percent of revenue for the respective three month periods ended September 30, 1995 and 1994 and 56 percent and 55 percent, respectively, of revenue during each of the nine months ended September 30, 1995 and 1994.

         Management fees and allocated overhead from the General Partners increased $42,267, or approximately 10 percent, to $454,748 for the three months ended September 30, 1995 from $412,481 for the comparable 1994 period. For the nine month periods ended September 30, 1995 and 1994, management fees and allocated overhead from the General Partners increased $89,153, or approximately 7 percent, to $1,348,917 in 1995 from $1,259,764 in 1994. These increases were due to the increases in revenues, upon which such management fees are based, as well as increases in allocated expenses from the Managing General Partner. The Managing General Partner has experienced increases in expenses, a portion of which is allocated to the Partnership.

         Depreciation and amortization expense decreased $439,635, or approximately 32 percent, for the three months ended September 30, 1995 to $948,968 in 1995, from $1,388,603 in 1994. For the nine month periods ended September 30, 1995 and 1994, depreciation and amortization expense decreased $714,871, or approximately 17 percent, to $3,509,361 in 1995 from $4,224,232 in
1994. These decreases were due to the maturation of the Partnership's intangible asset base.

         The Partnership recorded operating income of $227,484 for the three months ended September 30, 1995, compared to an operating loss of $407,417 for the three months ended September 30, 1994. This change is a result of the increase in revenues and the decrease in depreciation and amortization expense exceeding the increase in operating expenses, management and supervision fees and allocated overhead from the General Partners. For the nine month periods, operating loss decreased $1,029,925, or approximately 88 percent, to $134,176 in 1995 from $1,164,101 in 1994. This decrease was a result of the increases in revenues and the decrease in depreciation and amortization expense exceeding the increase in operating expenses and management and supervision fees and allocated overhead from the General Partners.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $245,266, or approximately 26 percent, to $1,176,452 from $931,186 for the three months ended September 30, 1995 as compared to 1994. This increase was the result of the increase in revenues exceeding the increases in operating expenses, management and supervision fees and allocated overhead from the General Partners. For the nine month periods ended September 30, 1995 and 1994, operating income before depreciation and amortization increased $315,054, or approximately 10 percent, to $3,375,185 in 1995 from $3,060,131 in 1994. This increase was a result of the increase in revenues exceeding the increases in operating expenses, management and supervision fees and allocated overhead from the General Partners.

         Interest expense increased $43,847, or approximately 11 percent, to $426,687 for the three months ended September 30, 1995 from $382,840 for the three months ended September 30, 1994. Interest expense increased $338,997, or approximately 35 percent, to $1,306,981 for the nine months ended September 30, 1995 from $967,984 for the nine months ended September 30, 1994. These increases in interest expense are due to higher effective interest rates on interest bearing obligations between the periods.

         Net loss decreased $598,104, or approximately 75 percent, to $197,642 for the three month period ended September 30, 1995 from $795,746 for the three month periods ended September 30, 1994. Net loss decreased $716,379, or approximately 33 percent, to $1,438,501 for the nine month period ended September 30, 1995 from $2,154,880 for the nine months ended September 30, 1994. These losses were due to the factors discussed above and are expected to continue in the future.

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


                                        IDS/JONES GROWTH PARTNERS 87-A, LTD.
                                        BY:  JONES CABLE CORPORATION
                                             Managing General Partner



                                        By:  /S/ Kevin P. Coyle
                                             -----------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  November 14, 1995

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                          PAGE
------                        -------------------                          ----
27             Financial Data Schedule