Form 10-K405
period 1995-12-31
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1996-04-01
CIK 857488

                                  FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)
    For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from ________ to ________

Commission file number:  0-16183

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
             (Exact name of registrant as specified in its charter)

         Colorado                                              84-1060544
State of Organization                                        (IRS Employer
                                                           Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309             (303) 792-3111
(Address of principal                               (Registrant's telephone no.
executive office and Zip Code)                         including area code)


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

              Yes     x                                 No
                   ------                                   ------

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   x
                                    -----

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

         The Partnership was formed for the purpose of acquiring and operating cable television systems. Since the sale of one of its two cable television systems as described below, the Partnership only owns the cable television systems serving the areas in and around the City of Roseville and neighboring portions of unincorporated Placer County, all in the State of California (the "Roseville System").

         DISPOSITION OF CABLE TELEVISION SYSTEM. On February 28, 1996, the Partnership sold the cable television system serving areas in and around Carmel, Indiana (the "Carmel System") to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of Intercable, for a sales price of $44,235,333, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Carmel System. A portion of the proceeds, $14,235,333, was used to reduce Partnership debt, and the remainder of the proceeds, $30,000,000, will be distributed to the limited partners in April 1996. This distribution will give the Partnership's limited partners an approximate return of $183 per unit or $731 per $1,000 invested in the Partnership. No vote of the limited partners of the Partnership was required in connection with this transaction because the assets of the Carmel System did not constitute all or substantially all of the Partnership's assets. The Supervising General Partner consented to the timing of the transaction and participated in the selection of appraisers.

         On February 29, 1996, JCH consummated an agreement with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator, pursuant to which JCH conveyed the Carmel System, along with certain other cable television systems owned by JCH, and cash in the amount of $3,500,000, subject to normal closing adjustments, to TWEAN in exchange for the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland, and a portion of Fairfax County, Virginia.

         CABLE TELEVISION SERVICES. The Roseville System offerx to its subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

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

         The Roseville System offers tier services on an optional basis to their subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The
Roseville System also offers a package that includes the basic service channels and the tier services.

         The Roseville System also offers premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

         The Roseville System also offers to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Roseville System. At December 31, 1995, the Roseville System's monthly basic service rates ranged from $8.23 to $9.43, monthly basic and tier ("basic plus") service rates ranged from $22.39 to $22.95. and monthly premium services ranged from $4.00 to $10.25 per premium service. In addition, the Partnership earns revenues from the Roseville System's pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $5.00 to $34.60; however, from time to time the Roseville System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1995, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 64% of total revenues, premium service fees accounted for approximately 16% of total revenues, pay-per-view fees were approximately 1% of total revenues, advertising fees were approximately 11 of total revenues and the remaining 8% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Roseville System.

         FRANCHISES. The Roseville System is constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Roseville System's franchises require that franchise fees generally based on gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods.

         The Partnership holds 2 franchises relating to the Roseville System. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The Partnership has never had a franchise revoked. The Partnership's franchise expiration dates are December 1999 and November 2000. It is anticipated that the Roseville System will be sold before these franchises must be renewed.

         COMPETITION. Cable television systems currently experience competition from several sources. A potential source of significant competition is Direct Broadcast Satellite ("DBS") services that use video compression technology to increase channel capacity and provide packages of movies, network and other program services that are competitive with those of cable television systems. Two companies offering DBS services began operations in 1994, and two other companies offering DBS service recently began operations. In addition, a joint venture has won the right to provide a DBS service through a FCC spectrum auction. Not all subscribers terminate cable television service upon acquiring a DBS system. The Managing General Partner has observed that a number of DBS subscribers also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local video services programming not available through DBS service.

        Although neither the Partnership, the Managing General Partner or Intercable has yet encountered competition from a telephone company providing video services as a cable operator or video dialtone operator, it is anticipated that the Roseville System and cable television systems owned or managed by Intercable will face such competition in the near future. Legislation recently enacted into law will make it possible for companies with considerable resources to enter the business. For example, in February 1996, one of the regional Bell operating companies entered into an agreement to acquire the nation's third largest cable television company. In addition, several telephone companies have begun seeking cable television franchises from local governmental authorities as a consequence of litigation that successfully challenged the constitutionality of the cable television/telephone company cross-ownership rules.

         The Managing General Partner cannot predict at this time when and to what extent telephone companies will provide cable television service within service areas in competition with the Roseville System or cable television systems owned or managed by Intercable. The Managing General Partner is aware of the following imminent competition from telephone companies: Ameritech, one of the seven regional Bell operating companies, which provides telephone service in a multi-state region including Illinois, has just obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by a cable system owned by another one of the public limited partnerships managed by Intercable. Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic, another of the regional Bell operating companies, have announced their intention to build a cable television system in Alexandria, Virginia in competition with a cable television system owned by Intercable. Bell Atlantic is preparing for the operation of a telecommunications and video business in northern Virginia, including the Alexandria metropolitan area. The FCC has granted GTE Virginia's application for authority to construct, operate, own and maintain video dialtone facilities in northern Virginia, including in the service area of a cable television system owned by Intercable. To date, GTE has not begun construction of a video distribution system. The entry of telephone companies as direct competitors could adversely affect the profitability and market value of the Intercable's owned and managed systems.

        Additional competition is present from several sources, including the following: Master Antenna Television and Satellite Master Antenna Television systems that serve multi-unit dwellings such as condominiums, apartment complexes, motels, hotels and private residential communities; private cable television/telephonic companies that have secured exclusive contracts to provide video and telephony services to multi-unit dwellings and similar complexes; and multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable which generally focus on providing service to residents of rural areas. In addition, the FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS") that would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. Several cable television multiple system operators hold or have requested experimental licenses from the FCC to test PCS technology.

         REGULATION AND LEGISLATION. The cable industry is regulated under the Telecommunications Act of 1996 (the "1996 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the regulations implementing these statutes. The Federal Communications Commission (the "FCC") has promulgated regulations covering such areas as the registration of cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable and cable programming service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. In addition, cable operators periodically are required to file various informational reports with the FCC. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. State or local franchising authorities, as applicable, also have the right to enforce various regulations, impose fines or sanctions, issue orders or seek revocation subject to the limitations imposed upon such franchising authorities by federal, state and local laws and regulations. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. To the extent the cable television industry begins providing telephone service, additional state regulations will be applied to the cable television industry. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         The following is a summary of federal laws and regulations materially affecting the cable television industry, and a description of state and local laws with which the cable industry must comply.

         Telecommunications Act of 1996. The 1996 Act, which became law on February 28, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of small cable operators (those that provide service to 50,000 or fewer subscribers) effective immediately. The 1996 Act also revised the procedures for filing a cable programming service tier rate complaint and adds a new effective competition test.

         The most far-reaching changes in the communications business will result from the telephony provisions of the 1996 Act. The statute expressly preempts any legal barriers to competition in the local telephone business that previously existed in state and local laws and regulations. Many of these barriers had been lifted by state actions over the last few years, but the 1996 Act completes the task. The 1996 Act also establishes new requirements for maintaining and enhancing universal telephone service and new obligations for telecommunications providers to maintain privacy of customer information. The 1996 Act establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services.

         The 1996 Act repealed the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act. The federal cross-ownership ban was particularly important to the cable industry because telephone companies already own certain facilities such as poles, ducts and associated rights of way. While this ban had been overturned by several courts, formal removal of the ban ended the last legal constraints on telephone company plans to enter the cable market. Under the 1996 Act, telephone companies in their capacity as common carriers now may lease capacity to others to provide cable television service. Telephone companies have the option of providing video service as cable operators or through "open video systems" ("OVS"), a regulatory regime that may provide more flexibility than traditional cable service. The 1996 Act exempts OVS operators from many of the regulatory obligations that currently apply to cable operators, such as rate regulation and franchise fees, although other requirements are still applicable. OVS operators, although not subject to franchise fees as defined by the 1992 Cable Act, are subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. (Under certain circumstances, cable operators also will be able to offer service through open video systems.) In addition, the 1996 Act eliminated the requirement that telephone companies file Section

214 applications (applications to provide video dialtone services) with the FCC before providing video service. This limits the opportunity of cable operators to mount challenges at the FCC regarding telephone company entry into the video market. The 1996 Act also contains restrictions on buying out incumbent cable operators in a telephone company's service area, especially in suburban and urban markets.

         Other parts of the 1996 Act also will affect cable operators. Under the 1996 Act, the FCC is required to revise the current pole attachment rate formula. This revision will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. The rates will be phased in after a five-year period. (Cable operators that provide only cable services will be unaffected.) Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to pass along any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming, and cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services. In addition, cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services, although these provisions already have been challenged in court, and the courts have preliminarily enjoined the enforcement of these content-based provisions.

         Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Act also repealed the 1992 Cable Act's anti-trafficking provision, which generally required the holding of cable television systems for three years.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC shortly will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

         Cable Television Consumer Protection and Competition Act of
1992. The 1992 Cable Act, which became effective on December 4, 1992, caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally mandated a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, became subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allowed the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner on behalf of the Partnership reduced rates charged for certain regulated services in the Partnership's cable systems effective September 1, 1993. These reductions resulted in some decrease in Partnership revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier- announced regulatory scheme with respect to rates. The FCC's new regulations generally required rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17 percent rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC recently requested some of these "low price" systems to complete cost study questionnaires. After review of these questionnaires, the FCC could decide to permanently defer any further rate reductions, or require the additional 7 percent rate roll back for some or all of these systems. The FCC has also adopted its proposed upgrade methodology by which operators would be permitted to recover the costs of upgrading their plant.

         After analyzing the effects of the two methods of rate regulation, the Partnership complied with the new benchmark regulations and further reduced rates in its operating systems effective July 1994.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, cable system operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a
7.5 percent mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5 percent mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price the NPT as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding calendar quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

         In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34 percent of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide 11.25 percent after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The United States Court of Appeals for the District of Columbia Circuit recently upheld the FCC's rate regulations implemented pursuant to the 1992 Cable Act, but ruled that the FCC impermissibly failed to permit cable operators to adjust rates for certain cost increases incurred during the period between the date the 1992 Cable Act was passed through the initial date of rate regulation. The FCC has not yet implemented the court's ruling.

         There have been several lawsuits filed by cable operators and programmers in federal court challenging various aspects of the 1992 Cable Act including its provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record.

On December 12, 1995, the three-judge federal district court again upheld the must-carry rules' validity. This decision has been appealed to the United States Supreme Court.

         In 1993, a federal district court upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional and these decisions have been appealed. The FCC's regulations relating to the carriage of indecent programming, which were recently upheld by the United States Court of Appeals for the District of Columbia, have been appealed to the United States Supreme Court.

         Franchising . The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the 1984 Cable Act that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise. The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court.

         A provision of the 1996 Act preempts franchising authorities from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. A franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise.

         GENERAL. The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. The Roseville System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Roseville System is not significant. The Managing General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

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

                               ITEM 2. PROPERTIES

         The Partnership acquired the Roseville System in April 1988. The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Roseville System. The monthly basic service rate set forth herein represents, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1995, the Roseville Systems operated cable plant passing approximately 21,800 homes, representing an approximate 75% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the Managing General Partner's records and may be subject to adjustments.

                                                                  At December 31,
                                                      -----------------------------------------
 ROSEVILLE SYSTEM                                     1995             1994             1993
 ----------------                                     ----             ----             ----
 Monthly basic plus service rate                      $ 22.95          $ 21.75          $ 22.46
 Basic subscribers                                     16,470           14,946           13,618
 Pay units                                             11,153           10,733            8,578



                            ITEM 3. LEGAL PROCEEDINGS

         None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK

                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of January 15, 1996, the number of equity security holders in the Partnership was 6,340.

Item 6.  Selected Financial Data

                                                              For the Year Ended December 31,
                                       --------------------------------------------------------------------------------
                                           1995             1994             1993            1992               1991
                                       -----------      -----------      -----------      -----------       -----------
Revenues                               $14,465,490      $13,082,094      $12,251,764      $11,160,962       $10,169,251
Operating Expenses                       7,972,171        7,298,356        6,476,534        5,726,675         5,321,568
Management and Supervision Fees
  and Allocated Overhead from
  General Partners                       1,848,033        1,737,106        1,590,738        1,452,321         1,240,751
Depreciation and Amortization            4,469,809        5,645,264        6,007,116        5,981,609         6,204,296
Operating Income (Loss)                    175,477       (1,598,632)      (1,822,624)      (1,999,643)       (2,597,364)
Net Loss                                (1,553,063)      (2,994,486)      (2,879,606)      (3,195,844)       (4,227,955)
Net Loss per
  Limited Partnership Unit                   (9.37)          (18.06)          (17.36)          (19.27)           (25.49)
Weighted Average Number of
  Limited Partnership
  Units Outstanding                        164,178          164,178          164,178          164,178           164,178
General Partners' Deficit                 (245,344)        (229,814)        (199,869)        (171,073)         (139,115)
Limited Partners' Capital               11,945,571       13,483,104       16,447,645       19,298,455        22,462,341
Total Assets                            36,160,374       36,683,823       39,507,610       43,454,780        44,643,600
Debt                                    22,981,227       21,832,052       22,208,312       23,086,835        21,638,568
Managing General Partner
  Advances                                 448,872          665,782           -               238,198            -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         1995 Compared to 1994

         Revenues of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") increased $1,383,396, or approximately 11 percent, to $14,465,490 in 1995 from $13,082,094 in 1994. An increase in basic subscribers accounted for approximately 49 percent of the increase in revenues. Basic subscribers totaled 35,669 at December 31, 1995 compared to 33,102 at December 31, 1994, an increase of 2,567, or approximately 8 percent. Advertising revenues accounted for approximately 27 percent of the increase in revenues. No other individual factor significantly affected the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $673,815, or approximately 9 percent, to $7,972,171 in 1995 from $7,298,356 in 1994. Operating expenses consumed 55 percent and 56 percent of revenue during the years ended December 31, 1995 and 1994, respectively. The increase in operating expenses was primarily due to increases in programming fees, which accounted for approximately 71 percent of the increase. No other individual factor significantly affected the increase in operating expenses.

         Management fees and allocated overhead from the general partners increased $110,927, or approximately 6 percent, to $1,848,033 in 1995 from $1,737,106 in 1994. This increase was due to the increase in revenues, upon which such management fees are based, as well as increases in allocated expenses from the Managing General Partner.

         Depreciation and amortization decreased $1,175,455, or approximately 21 percent, to $4,469,809 in 1995 from $5,645,264 in 1994. This decrease was due to the maturation of the Partnership's intangible asset base.

         The Partnership recorded operating income of $175,477 in 1995, compared to an operating loss of $1,598,632 in 1994. This change was a result of the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses, management and supervision fees and allocated overhead from the general partners.

         The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expenses increased $598,654, or approximately 15 percent, to $4,645,286 in 1995 from $4,046,632 in 1994 due to the increase in revenues exceeding the increase in operating expenses and management and supervision fees and allocated overhead from the general partners.

         Interest expense increased $358,591, or approximately 26 percent, to $1,732,547 in 1995 from $1,373,956 in 1994. This increase was due primarily to higher outstanding balances on interest bearing obligations during 1995.

         Net loss decreased $1,441,423, or approximately 48 percent, to $1,553,063 in 1995 from $2,994,486 in 1994. These losses were due to the factors discussed above.

         1994 Compared to 1993

         Revenues of the Partnership increased $830,330, or approximately 7 percent, to $13,082,094 in 1994 from $12,251,764 in 1993. Advertising revenues accounted for approximately 60 percent of the increase in revenues. An increase in basic subscribers accounted for approximately 21 percent of the increase in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 and February 1994 with which the Partnership complied effective September 1993 and July 1994, respectively.

         Operating expenses increased $821,822, or approximately 13 percent to $7,298,356 in 1994, from $6,476,534 in 1993. Operating expenses consumed 56 percent and 53 percent of revenue during the years ended December 31, 1994 and 1993, respectively. Increases in programming fees and advertising expenses accounted for approximately 31 percent and 27 percent, respectively, of the increase in operating expenses. No other individual factor significantly affected the increase in operating expenses.

         Management fees and allocated overhead from the general partners increased $146,368, or approximately 9 percent, to $1,737,106 in 1994 from $1,590,738 in 1993. This increase was due to the increase in revenues, upon which such management fees are based, as well as increases in allocated expenses from the Managing General Partner. The Managing General Partner has experienced increases in expenses in 1994, including personnel costs and reregulation costs, a portion of which are allocated to the Partnership.

         Depreciation and amortization decreased $361,852, or approximately 6 percent, to $5,645,264 in 1994 from $6,007,116 in 1993. This decrease was due to the maturation of the Partnership's depreciable asset base.

         Operating loss decreased $223,992, or approximately 12 percent, to $1,598,632 in 1994 from $1,822,624 in 1993. This decrease was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses, management and supervision fees and allocated overhead from the general partners.

         Operating income before depreciation and amortization expense decreased $137,860, or approximately 3 percent, to $4,046,632 in 1994 from $4,184,492 in 1993 due to the increase in operating expenses and management and supervision fees and allocated overhead from the general partners exceeding the increase in revenues.

         Interest expense increased $291,476, or approximately 27 percent, to $1,373,956 in 1994 from $1,082,480 in 1993. This increase was due primarily to higher effective interest rates on outstanding interest bearing obligations during 1994.

         Net loss increased $114,880, or approximately 4 percent, to $2,994,486 in 1994 from $2,879,606 in 1993 due primarily to the increase in interest expense exceeding the decrease in operating loss. These losses, which are primarily the result of the factors discussed above.

FINANCIAL CONDITION

         For the year ended December 31, 1995, the Partnership generated net cash from operating activities totaling $2,575,357, which is available to fund capital expenditures and non-operating costs. The Partnership expended approximately $3,600,000 in capital improvements during 1995. Of these improvements, approximately 40 percent related to the construction of cable television plant. Approximately 25 percent related to service drops to homes. Approximately 10 percent related to rebuilds and upgrades of the Partnership's cable television systems. The remaining expenditures related to various system enhancements in each of the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings available under the Partnership's credit facility.

         Anticipated capital expenditures for 1996 in the Partnership's Roseville System are approximately $1,400,000. Construction of system extensions will account for approximately 57 percent of these expenditures. Service drops to homes will account for approximately 7 percent of the anticipated expenditures. The remainder of the expenditures relate to various enhancements in the Partnership's Roseville System. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations and, if necessary, borrowings available under the Partnership's new credit facility, as discussed below.

         On August 11, 1995, the Partnership entered into a purchase and sale agreement pursuant to which it agreed to sell the Carmel System to the Managing General Partner for a sales price of $44,235,333, subject to normal working capital closing adjustments. The Managing General Partner assigned its rights and obligations under the purchase and sale agreement to Jones Cable Holdings, Inc., an affiliate of the Managing General Partner. Closing of this sale occurred on February 28, 1996. The sales price represented the average of three separate, independent appraisals of the Carmel System. A portion of the net sales proceeds will be used to make a $30,000,000 distribution to the limited partners. The distribution to the limited partners of the Partnership equates to approximately $183 per unit, or approximately $731 for each $1,000 invested in the Partnership. This distribution will be made in April 1996. No vote of the limited partners of the Partnership was required in connection with this transaction because the assets of the Carmel System did not constitute all or substantially all of the Partnership's assets. The Supervising General Partner consented to the timing of the transaction and participated in the selection of the appraisers.

         The Partnership continues to own and operate the Roseville System. The cash from operations of the Roseville System will be sufficient to provide liquidity to meet the anticipated needs of the Roseville System as well as service the anticipated debt balance of approximately $8,420,000.

         At December 31, 1995, the outstanding balance under the Partnership's bank loan was $22,827,500, which converted to a term loan payable in 13 consecutive quarterly installments beginning December 31, 1995. As discussed above, on February 28, 1996, the Partnership sold its Carmel System and used a portion of the sales proceeds to repay the then-outstanding principal balance of $22,655,000. Also, on February 28, 1996, the Partnership entered into a new reducing revolving credit agreement with a commitment up to $10,000,000. The reducing revolving credit period expires December 31, 2003. The commitment amount reduces quarterly, beginning March 31, 1999. The Partnership will borrow approximately $8,420,000 available from the new $10,000,000 revolving credit facility, which it will use, together with cash on hand from the sale of the Carmel System, to fund a $30,000,000 distribution to the Partnership's limited partners in April 1996. The $8,420,000 borrowed from the credit facility represents sale proceeds from the Carmel System that were used to temporarily reduce bank indebtedness. Interest on the new commitment is at the Partnership's option of the Prime Rate, the London Interbank Offered Rate plus 1 percent or the Certificate of Deposit Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding are 6.91 percent and 7.19 percent at December 31, 1995 and 1994, respectively.

REGULATION AND LEGISLATION

         The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators including the Partnership effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership. See Item 1.

Item 8.  Financial Statements

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1994

                                     INDEX

                                                                                        Page
                                                                                        ---
Report of Independent Public Accountants                                                 15

Balance Sheets                                                                           16

Statements of Operations                                                                 18

Statements of Partners' Capital (Deficit)                                                19

Statements of Cash Flows                                                                 20

Notes to Financial Statements                                                            21


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of IDS/Jones Growth Partners 87-A, Ltd.:

         We have audited the accompanying balance sheets of IDS/JONES GROWTH PARTNERS 87-A, LTD. (a Colorado limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Jones Growth Partners 87-A, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                /s/ ARTHUR ANDERSEN LLP
                                                    ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8, 1996.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS

                                                                                         December 31,
                                                                            ----------------------------------
                    ASSETS                                                       1995                 1994
                    ------                                                  -------------        -------------
CASH                                                                        $     557,506        $     407,610

TRADE RECEIVABLES, less allowance for
    doubtful receivables of $24,428 and $17,015
    at December 31, 1995 and 1994, respectively                                   623,890              498,516

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       35,421,532           31,848,280
  Less-accumulated depreciation                                               (15,195,244)         (12,685,653)
                                                                            -------------        -------------

                                                                               20,226,288           19,162,627
  Franchise costs, net of accumulated
    amortization of $19,261,834 and $17,671,439
    at December 31, 1995 and 1994, respectively                                 9,606,958           11,195,969
  Subscriber lists, net of accumulated
    amortization of $4,338,488 and $4,177,945
    at December 31, 1995 and 1994, respectively                                    37,412              197,955
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $1,075,069 and
    $924,122 at December 31, 1995 and 1994, respectively                        4,752,968            4,903,915
                                                                            -------------        -------------

         Total investment in cable television properties                       34,623,626           35,460,466

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                   355,352              317,231
                                                                            -------------        -------------

         Total assets                                                       $  36,160,374        $  36,683,823
                                                                            =============        =============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS


         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                                                                        December 31,
                                                                            -------------------------------------
LIABILITIES:                                                                     1995                    1994
                                                                            -------------            ------------
  Debt                                                                       $ 22,981,227            $ 21,832,052
  Accounts payable-
    Trade                                                                          26,875                  65,095
    Managing General Partner                                                      448,872                 665,782
  Accrued liabilities                                                             957,735                 828,923
  Subscriber prepayments                                                           45,438                  38,681
                                                                            -------------            ------------

              Total liabilities                                                24,460,147              23,430,533
                                                                            -------------            ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                               500                     500
    Accumulated deficit                                                          (245,844)               (230,314)
                                                                            -------------            ------------

                                                                                 (245,344)               (229,814)
                                                                            -------------            ------------

  Limited Partners-
    Net contributed capital
      (164,178 units outstanding at
      December 31, 1995 and 1994)                                              35,824,200              35,824,200
    Accumulated deficit                                                       (23,878,629)            (22,341,096)
                                                                            -------------            ------------

                                                                               11,945,571              13,483,104
                                                                            -------------            ------------

              Total liabilities and partners'
                capital (deficit)                                           $  36,160,374            $ 36,683,823
                                                                            =============            ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                       Year Ended December 31,
                                                      -------------------------------------------------------
                                                           1995                 1994                 1993
                                                      -------------        -------------         ------------
REVENUES                                              $  14,465,490          $13,082,094         $ 12,251,764

COSTS AND EXPENSES:
  Operating expenses                                      7,972,171            7,298,356            6,476,534
  Management and supervision
    fees and allocated overhead
    from General Partners                                 1,848,033            1,737,106            1,590,738
  Depreciation and
    amortization                                          4,469,809            5,645,264            6,007,116
                                                      -------------        -------------         ------------

OPERATING INCOME (LOSS)                                     175,477           (1,598,632)          (1,822,624)
                                                      -------------        -------------         ------------

OTHER INCOME (EXPENSE):
  Interest expense                                       (1,732,547)          (1,373,956)          (1,082,480)
  Other, net                                                  4,007              (21,898)              25,498
                                                      -------------        -------------         ------------

         Total other income
           (expense)                                     (1,728,540)          (1,395,854)          (1,056,982)
                                                      -------------        -------------         ------------

NET LOSS                                              $  (1,553,063)       $  (2,994,486)        $ (2,879,606)
                                                      =============        =============         ============

ALLOCATION OF NET LOSS:
  General Partners                                    $     (15,530)       $     (29,945)        $    (28,796)
                                                      =============        =============         ============

  Limited Partners                                    $  (1,537,533)       $  (2,964,541)        $ (2,850,810)
                                                      =============        =============         ============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                    $       (9.37)       $      (18.06)        $     (17.36)
                                                      =============        =============         ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                             164,178              164,178              164,178
                                                      =============        =============         ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                       Year Ended December 31,
                                                      -------------------------------------------------------
                                                           1995                 1994                 1993
                                                      -------------        -------------         ------------
GENERAL PARTNERS:
  Jones Cable Corporation
        Balance, beginning of year                    $    (114,907)       $     (99,935)        $    (85,537)
        Net loss for year                                    (7,765)             (14,972)             (14,398)
                                                      -------------        -------------         ------------

        Balance, end of year                          $    (122,672)       $    (114,907)        $    (99,935)
                                                      =============        =============         ============

  IDS Cable Corporation
        Balance, beginning of year                    $    (114,907)       $     (99,934)        $    (85,536)
        Net loss for year                                    (7,765)             (14,973)             (14,398)
                                                      -------------        -------------         ------------

        Balance, end of year                          $    (122,672)       $    (114,907)        $    (99,934)
                                                      =============        =============         ============

  Total
        Balance, beginning of year                    $    (229,814)       $    (199,869)        $   (171,073)
        Net loss for year                                   (15,530)             (29,945)             (28,796)
                                                      -------------        -------------         ------------

        Balance, end of year                          $    (245,344)       $    (229,814)        $   (199,869)
                                                      =============        =============         ============

LIMITED PARTNERS:
        Balance, beginning of year                    $  13,483,104        $  16,447,645         $ 19,298,455
        Net loss for year                                (1,537,533)          (2,964,541)          (2,850,810)
                                                      -------------        -------------         ------------

        Balance, end of year                          $  11,945,571        $  13,483,104         $ 16,447,645
                                                      =============        =============         ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                       ------------------------------------------------------
                                                           1995                 1994                 1993
                                                       ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(1,553,063)         $(2,994,486)         $(2,879,606)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
      Depreciation and amortization                       4,469,809            5,645,264            6,007,116
      Amortization of interest rate protection
         contract                                            33,336               33,336               33,328
      Increase in trade receivables                        (125,374)            (177,629)            (109,962)
      Decrease (increase) in deposits, prepaid
         expenses and deferred charges                     (129,790)              41,383              (23,511)
      Increase (decrease) in accounts
        payable, accrued liabilities and
        subscriber prepayments                               97,349             (118,823)              49,157
      Increase (decrease) in amount due
        Managing General Partner                           (216,910)             665,782             (238,198)
                                                       ------------         ------------         ------------

         Net cash provided by operating
           activities                                     2,575,357            3,094,827            2,838,324
                                                       ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                (3,573,252)          (3,174,865)          (2,649,706)
  Franchise renewal costs                                    (1,384)            (105,508)              -
                                                       ------------         ------------         ------------

         Net cash used in investing
           activities                                    (3,574,636)          (3,280,373)          (2,649,706)
                                                       ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                1,398,225               36,298               96,423
  Repayment of debt                                        (249,050)            (412,558)            (974,946)
  Purchase of interest rate protection contract              -                    -                  (100,000)
                                                       ------------         ------------         ------------

         Net cash provided by (used in) financing
           activities                                     1,149,175             (376,260)            (978,523)
                                                       ------------         ------------         ------------

Increase (decrease) in cash                                 149,896             (561,806)            (789,905)

Cash, beginning of year                                     407,610              969,416            1,759,321
                                                       ------------         ------------         ------------

Cash, end of year                                      $    557,506         $    407,610         $    969,416
                                                       ============         ============         ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid                                       $  1,690,619         $  1,256,215         $  1,130,652
                                                       ============         ============         ============


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

         Cable Television System Acquisitions

         In 1988, the Partnership acquired the cable television system serving the communities in and around Roseville, California (the "Roseville System") and, in 1989, the Partnership acquired the cable television system serving the communities in and around Carmel, Indiana (the "Carmel System"). The Carmel System was sold in February 1996, as discussed below.

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

         All profits and losses of the Partnership are allocated 99 percent to the limited partners, 1/2 percent to the Managing General Partner and 1/2 percent to the Supervising General Partner, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership's partnership agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

         Cable Television System Sales

         On August 11, 1995, the Partnership entered into a purchase and sale agreement pursuant to which it agreed to sell the Carmel System to the Managing General Partner for a sales price of $44,235,333, subject to normal working capital closing adjustments. The Managing General Partner assigned its rights and obligations under the purchase and sale agreement to Jones Cable Holdings, Inc., an affiliate of the Managing General Partner. Closing of this sale occurred on February 28, 1996. The sales price represented the average of three separate, independent appraisals of the Carmel System. A portion of the net sales proceeds will be used to make a $30,000,000 distribution to the limited partners. The distribution to the limited partners of the Partnership equates to approximately $183 per unit, or approximately $731 for each $1,000 invested in the Partnership. This distribution will be made in April 1996. No vote of the limited partners of the Partnership was required in connection with this transaction because the assets of the Carmel System did not constitute all or substantially all of the Partnership's assets. The Supervising General Partner consented to the timing of the transaction and participated in the selection of the appraisers.

         The pro forma effect of the sale of the Carmel System on the results of the Partnership's operations for the years ended December 31, 1995 and 1994, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                                             For the Year Ended December 31, 1995
                                                         -------------------------------------------
                                                                           Pro Forma
                                                         As Reported      Adjustments      Pro Forma
                                                         -----------      -----------      ---------
         Revenues                                        $ 14,465,490     $(8,082,588)     $6,382,902
                                                         ===========      ===========      ==========

         Operating Income (Loss)                         $    175,477     $  (198,054)     $  (22,577)
                                                         ===========      ===========      ==========

         Net Loss                                        $(1,553,063)     $   808,599      $ (744,464)
                                                         ===========      ===========      ==========


                                                              For the Year Ended December 31, 1994
                                                         -------------------------------------------
                                                                           Pro Forma
                                                         As Reported      Adjustments      Pro Forma
                                                         -----------      -----------      ---------

         Revenues                                         $13,082,094     $(7,377,424)    $ 5,704,670
                                                          ===========     ===========     ===========

         Operating Loss                                   $(1,598,632)    $   282,606     $(1,316,026)
                                                          ===========     ===========     ===========

         Net Loss                                         $(2,994,486)    $ 1,259,888     $(1,734,598)
                                                          ===========     ===========     ===========

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  Franchise costs                               1 - 12 years
                  Subscriber lists                               1 - 2 years
                  Costs in excess of interests in net
                   assets purchased                                 33 years

         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

   Management Fees, Supervision Fees, Distribution Ratios and Reimbursements

         The Managing General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner were $723,275, $654,105 and $612,588 during 1995, 1994 and 1993, respectively.

         The Supervising General Partner participates in certain management decisions of the Partnership and receives a fee for its services equal to 1/2 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner during the years ended December 31, 1995, 1994 and 1993 were $72,327, $65,410 and $61,259, respectively.

         Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners, 1/2 percent to the Managing General Partner and 1/2 percent to the Supervising General Partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal 125 percent of the amount initially contributed to partnership capital by the limited partners; the balance, 75 percent to the limited partners, 12-1/2 percent to the Managing General Partner and 12-1/2 percent to the Supervising General Partner. As of December 31, 1995, the Partnership had made no such distributions. As a result of the sale of the Carmel System, the Partnership will make a distribution to the limited partners in April 1996. Such distribution will total $30,000,000 and will equate to approximately $183 per unit, or approximately $731 for each $1,000 invested in the Partnership.

         The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the Managing General Partner and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses were $1,052,431, $1,017,591 and $916,891 for 1995, 1994 and 1993,
respectively. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the years ended December 31, 1995, 1994 and 1993.

         The Partnership was charged interest by Intercable during 1995 at an average interest rate of 10.5 percent on amounts due to the Managing General Partner, which approximated Intercable's weighted average cost of borrowing.

Total interest charged to the Partnership by Intercable was $25,456, $19,296 and $1,705 in 1995, 1994 and 1993, respectively.

         Payments to/from Affiliates for Programming Services

         The Partnership receives programming from Product Information Network, Superaudio, Mind Extension University and Jones Computer Network, all of which are affiliates of the Managing General Partner.

         Payments to Superaudio totaled approximately $19,486, $19,257 and $19,030 in 1995, 1994 and 1993, respectively. Payments to Mind Extension University totaled $20,848, $17,449 and $11,074 in 1995, 1994 and 1993, respectively. Payments to Jones Computer Network, which initiated service in 1994, totaled $25,930 and $4,568 in 1995 and 1994, respectively.

         The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers.
Product Information Network, which initiated service in 1994, paid commissions to the Partnership totaling $29,029 and $12,236 in 1995 and 1994, respectively.

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1995 and 1994, consists of the following:


                                                                                  December 31,
                                                                      ---------------------------------
                                                                         1995                  1994
                                                                      ------------         ------------

         Cable distribution systems                                   $ 32,857,826         $ 29,630,038
         Equipment and tools                                             1,180,288            1,055,820
         Office furniture and equipment                                    596,016              513,788
         Buildings                                                          72,415               57,184
         Vehicles                                                          712,987              589,450
         Land                                                                2,000                2,000
                                                                      ------------         ------------
                                                                        35,421,532           31,848,280

         Less - accumulated depreciation                               (15,195,244)         (12,685,653)
                                                                      ------------         ------------

                                                                      $ 20,226,288         $ 19,162,627
                                                                      ============         ============

(5)      DEBT

        Debt consists of the following:                                           December 31,
                                                                      ---------------------------------
                                                                          1995                 1994
                                                                      ------------         ------------
              Lending institutions -
                Revolving credit and term loan
                  agreement                                            $22,827,500          $21,735,000
              Capital lease obligations                                    153,727               97,052
                                                                      ------------         ------------

                                                                      $ 22,981,227         $ 21,832,052
                                                                      ============         ============

         At December 31, 1995, the outstanding balance under the Partnership's bank loans was $22,827,500, which converted to a term loan, payable in 13 consecutive quarterly installments beginning December 31, 1995. As discussed in Note (1), on February 28, 1996, the Partnership sold its Carmel System and used a portion of the sales proceeds to repay the then-outstanding principal balance of $22,655,000. Also, on February 28, 1996, the Partnership entered into a new reducing revolving credit agreement with a commitment up to $10,000,000. The reducing revolving credit period expires December 31, 2003. The commitment amount reduces quarterly, beginning March 31, 1999. The Partnership will borrow approximately $8,420,000 available from the new $10,000,000 revolving credit facility, which it will use, together with cash on hand from the sale of the Carmel System, to fund a $30,000,000 distribution to the Partnership's limited partners in April 1996. The $8,420,000 which will be borrowed from the credit facility represents sale proceeds from the Carmel System that were used to temporarily reduce bank indebtedness. Interest on the new commitment is at the Partnership's option of the Prime Rate, the London Interbank Offered Rate plus 1 percent or the Certificate of Deposit Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding are 6.91 percent and 7.19 percent at December 31, 1995 and 1994, respectively.

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $10,000,000. The agreement protected the Partnership for interest rates that exceeded 7 percent for three years from the date of the agreement. The agreement expired in January 1996.

         At December 31, 1995, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

         As a result of the debt refinancing, as discussed above, no significant maturities exist. At December 31, 1995, substantially all of the Partnership's property, plant and equipment secured the above indebtedness.

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

(7)      COMMITMENTS AND CONTINGENCIES

         Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $159,083, $152,323 and $145,620, respectively, for the years ended December 31, 1995, 1994 and 1993. Minimum commitments under operating leases for each of the five years in the period ended December 31, 2000 and thereafter are as follows:

              1996                                                 $110,847
              1997                                                   19,343
              1998                                                   -
              1999                                                   -
              2000                                                   -
              Thereafter                                             -
                                                                 ----------

                                                                $   130,190
                                                                 ==========

 (8)     SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information is presented below:

                                                                       Year Ended December 31,
                                                            -----------------------------------------------
                                                               1995              1994               1993
                                                            -----------      ------------        ----------

         Maintenance and repairs                            $   133,002      $    135,550        $  122,667
                                                            ===========      ============        ==========

         Taxes, other than income and payroll taxes         $   397,118      $    364,608        $  367,514
                                                            ===========      ============        ==========

         Advertising                                        $   141,988      $     95,760        $  165,034
                                                            ===========      ============        ==========

         Depreciation of property, plant and equipment      $ 2,529,591      $  2,277,171        $2,608,916
                                                            ===========      ============        ==========

         Amortization of intangible assets                  $ 1,940,218      $  3,368,093        $3,398,200
                                                            ===========      ============        ==========



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

         Name                        Age        Positions with the Managing General Partner
         ----                        ---        -------------------------------------------
         Glenn R. Jones              66         Chairman of the Board and Chief Executive Officer
         James B. O'Brien            46         President
         Kevin P. Coyle              44         Vice President of Finance
         Elizabeth M. Steele         44         Vice President and Secretary


         Mr. Glenn R. Jones has been Chairman of the Board of the Managing General Partner since its formation in October 1986. Mr. Jones served as President of the Managing General Partner until September of 1990 at which time he was elected Chief Executive Officer. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc. since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of Jones Intercable, Inc. and of certain other affiliates of Jones Intercable, Inc. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

         Mr. James B. O'Brien was elected President of the Managing General Partner in September of 1990. Mr. O'Brien joined Jones Intercable, Inc. in January 1982. Mr. O'Brien was elected President and a Director of Jones Intercable, Inc. in December 1989. Prior to being elected President and a Director of Jones Intercable, Inc., Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Jones Intercable, Inc. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

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

         Certain information concerning directors and executive officers of the Supervising General Partner is set forth below:

         Name                       Age         Positions with the Supervising General Partner
         ----                       ---         ----------------------------------------------
         Janis E. Miller            44          President and Director
         Morris Goodwin, Jr.        44          Vice President, Treasurer and Director
         Lori J. Larson             37          Vice President and Director
         Ronald W. Powell           51          Vice President
         Bradley C. Nelson          31          Vice President
         John M. Knight             43          Vice President

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

         Mr. Ronald W. Powell has held the position of Vice President and Assistant General Counsel with American Express Financial Corporation since November 1985. He has been a member of the American Express Financial Corporation law department since 1975.

         Mr. Bradley C. Nelson joined American Express Financial Corporation in 1991 as an Investment Department analyst following his graduation from Cornell University's Johnson Graduate School of Management where he earned an MBA with a concentration in finance.

         Mr. John M. Knight joined American Express Financial Corporation in July 1975. He is currently Controller-Variable Assets and charged with the overall finance responsibilities for Mutual Funds, Limited

Partnerships, Variable Annuities and Wealth Management Services. From 1981 to March 1994, he held a number of positions in the IDS Certificate Company, leading to Controller of that organization.

                     ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate the Roseville System. Such personnel are employed by Intercable and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment is charged by the Managing General Partner to the Partnership as a direct reimbursement item. See Item 13.

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

         The Managing General Partner charges the Partnership a management fee, and the Partnership reimburses Intercable, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable or its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable serves as general partner, are also allocated a proportionate share of these expenses. The Supervising General Partner, IDS Cable Corporation, charges the Partnership for supervision fees in accordance with the limited partnership agreement of the Partnership.

         Intercable, the parent of the Managing General Partner, also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates Intercable's weighted average cost of borrowing.

         The Roseville System receives stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the Managing General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the Managing General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the Managing General Partner, for fees based upon the number of subscribers receiving the programming.

         Product Information Network ("PIN"), an affiliate of the Managing General Partner, provides advertising time for third parties on the Roseville System. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Partnership. During the year ended December 31, 1995, the Partnership received revenues from PIN of $29,029.

         The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                                 At December 31,
                                                              -------------------------------------------------------
                                                                   1995                 1994                 1993
                                                                   ----                 ----                 ----
         Management fees                                      $  723,275           $     654,105        $     612,588
         Supervision fees                                         72,327                  65,410               61,259
         Allocation of expenses                                1,052,431               1,017,591              916,891
         Interest expense                                         25,456                  29,296                1,705
         Amount of advances outstanding                          448,872                 665,782                  -0-
         Highest amount of advances outstanding                  448,872                 665,782              238,198
         Programming fees:
                 Superaudio                                       19,486                  19,257               19,030
                 Mind Extension University                        20,848                  17,449               11,074
                 Jones Computer Network                           25,930                   4,568                  -0-

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

    10.2.1 Revolving Credit and Term Loan Agreement dated February 6, 1989 between IDS/Jones Growth Partners 87-A, Ltd. and Provident National Bank. (1)

    10.2.2 Amendment No. 1 dated May 29, 1992 to Revolving Credit and Term Loan Agreement dated February 6, 1989 between IDS/Jones Growth Partners 87-A, Ltd. and Provident National Bank. (5)

    10.2.3 Amendment No. 2 dated March 31, 1994 to Revolving Credit and Term Loan Agreement dated February 6, 1989 between IDS/Jones Growth Partners 87-A, Ltd. and Provident National Bank. (3)

    10.2.4 Third Amendment to Revolving Credit and Term Loan Agreement dated as of January 17, 1996 between IDS/Jones Growth Partners 87-A, Ltd. and PNC Bank, National Association (successor by merger to Provident National Bank)

    27            Financial Data Schedule

- - - ----------

    (1) Incorporated by reference from the Form 10-K of IDS/Jones Growth Partners (Commission File Nos. 0-16183 and 0-17734) for fiscal year ended December 31, 1988.

    (2) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II (Commission File No. 0-18133) for fiscal year ended December 31, 1992.

    (3) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners 87-A, Ltd. (Commission File No. 16183) for fiscal year ended December 31, 1994.

(b)               Reports on Form 8-K

                  A Current Report on Form 8-K (Commission File No. 0-16183), dated March 13. 1996. describing the sale of the Carmel System was filed with the Securities and Exchange Commission on March 14, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IDS/JONES GROWTH PARTNERS
                                       87-A, LTD.,
                                       a Colorado limited partnership
                                           By Jones Cable Corporation,
                                              its Managing General Partner

                                           By: /s/ Glenn R. Jones
                                              ---------------------------------
                                               Glenn R. Jones
                                               Chairman of the Board and
Dated:  March 25, 1996                         Chief Executive Officer

                                           By  IDS Cable Corporation,
                                           its Supervising General Partner

                                           By: /s/ Janis E. Miller
                                              ----------------------------------
                                               Janis E. Miller
Dated:  March 25, 1996                         President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               OFFICERS AND DIRECTORS OF JONES CABLE CORPORATION:

                                        By:  /s/ Glenn R. Jones
                                            ------------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and
                                            Chief Executive Officer
Dated:  March 25, 1996                      (Principal Executive Officer)


                                        By:  /s/ Kevin P. Coyle
                                            ------------------------------------
                                            Kevin P. Coyle
                                            Vice President/Finance
                                            (Principal Financial and
Dated:  March 25, 1996                      Accounting Officer)

                OFFICERS AND DIRECTORS OF IDS CABLE CORPORATION:

                                        By: /s/ Janis E. Miller
                                            ------------------------------------
                                            Janis E. Miller
                                            President and Director
Dated:  March 25, 1996                      (Principal Executive Officer)


                                        By: /s/ Morris Goodwin, Jr.
                                            ------------------------------------
                                            Morris Goodwin, Jr.
                                            Vice President, Treasurer and
                                            Director
                                            (Principal Financial and
Dated:  March 25, 1996                      Accounting Officer)

                                        By: /s/ Lori J. Larson
                                            ------------------------------------
                                            Lori J. Larson
Dated:  March 25, 1996                      Vice President and Director

                                  EXHIBIT INDEX

Exhibit
Number                             Exhibit Description                               Page
- - - ------                             -------------------                               ----
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

    10.2.3        Amendment No. 2 dated March 31, 1994 to Revolving Credit and
                  Term Loan Agreement dated February 6, 1989 between IDS/Jones
                  Growth Partners 87-A, Ltd. and Provident National Bank. (3)

    10.2.4 Third Amendment to Revolving Credit and Term Loan Agreement dated as of January 17, 1995 between IDS/Jones Growth Partners
                  87-A, Ltd. and PNC Bank, National Association (successor by merger to Provident National Bank)

    27            Financial Data Schedule

- - - ----------

    (1) Incorporated by reference from the Form 10-K of IDS/Jones Growth Partners (Commission File Nos. 0-16183 and 0-17734) for fiscal year ended December 31, 1988.

    (2) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners II (Commission File No. 0-18133) for fiscal year ended December 31, 1992.

    (3) Incorporated by reference from the Annual Report on Form 10-K of IDS/Jones Growth Partners 87-A, Ltd. (Commission File No. 16183) for fiscal year ended December 31, 1994.