Form 10-Q
period 1996-03-31
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1996-05-15
CIK 857488

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1996
                               --------------

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

                       Commission File Number:  0-16183

                      IDS/JONES GROWTH PARTNERS 87-A LTD.
- -------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             84-1060544
- -------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#


   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                      March 31,     December 31,
     ASSETS                                             1996            1995
     ------                                          ------------   ------------
CASH                                                 $ 21,190,225   $    557,506

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $46,072 and $24,428 at
  March 31, 1996 and December 31, 1995,
  respectively                                            208,789        623,890

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost               15,314,796     35,421,532
  Less- accumulated depreciation                       (5,354,783)   (15,195,244)
                                                      -----------   ------------
                                                        9,960,013     20,226,288

Franchise costs and other intangible assets, net of
  accumulated amortization of $12,464,557 at
  March 31, 1996 and $24,675,391 at
  December 31, 1995, respectively                       2,735,608     14,397,338
                                                      -----------   ------------

     Total investment in cable television properties   12,695,621     34,623,626

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES           215,619        355,352
                                                      -----------   ------------
     Total assets                                     $34,310,254   $ 36,160,374
                                                      ===========   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                  March 31,     December 31,
  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)       1996            1995
  -------------------------------------------    -----------    ------------
LIABILITIES:
  Debt                                           $    28,381    $ 22,981,227
  Accounts payable - Managing General Partner        647,012         448,872
  Trade accounts payable and accrued liabilities     259,375         984,610
  Subscriber prepayments                              27,545          45,438
  Closing adjustments payable                         29,193               -
  Accrued distributions to Limited Partners       30,000,000               -
                                                  ----------     -----------
     Total liabilities                            30,991,506      24,460,147
                                                  ----------      ----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                  500             500
    Accumulated deficit                             (249,787)       (245,844)
                                                  ----------     -----------
                                                    (249,287)       (245,344)
                                                  ----------     -----------
  Limited Partners-
    Net contributed capital
      (164,178 units outstanding at
      March 31, 1996 and December 31, 1995)       35,824,200      35,824,200
    Accumulated deficit                           (2,256,165)    (23,878,699)
    Distributions                                (30,000,000)              -
                                                  ----------     -----------
                                                   3,568,035      11,945,571
                                                  ----------     -----------
     Total liabilities and partners'
       capital (deficit)                        $ 34,310,254    $ 36,160,374
                                                  ==========     ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                    For the Three Months Ended
                                                             March 31
                                                    --------------------------
                                                        1996          1995
                                                    -----------    -----------
REVENUES                                            $ 3,050,716     $3,428,135

COSTS AND EXPENSES:
  Operating expenses                                  1,966,629      1,978,900
  Management fees and allocated overhead from
     General Partners                                   375,238        458,346
  Depreciation and amortization                         904,716      1,479,463
                                                     ----------      ---------
OPERATING LOSS                                         (195,867)      (488,574)
                                                     ----------      ---------

OTHER INCOME (EXPENSE):
  Interest expense                                     (263,362)      (438,472)
  Gain on sale of cable television system            22,012,895              -
  Other, net                                             64,925            540
                                                     ----------      ---------
     Total other income (expense)                    21,814,458       (437,932)

NET INCOME (LOSS)                                   $21,618,591      $(926,506)
                                                     ==========       ========

ALLOCATION OF NET INCOME (LOSS):
  General Partners$                                      (3,943)     $  (9,265)
                                                     ==========       ========

  Limited Partners                                  $21,622,534      $(917,241)
                                                     ==========       ========

NET LOSS PER LIMITED PARTNERSHIP UNIT               $    131.70      $   (5.59)
                                                     ==========       ========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                     164,178        164,178
                                                     ==========       ========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                   For the Three Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                       1996          1995
                                                                   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $ 21,618,591  $   (926,506)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                     904,716     1,479,463
      Gain on sale of cable television system                       (22,012,895)            -
      Amortization of interest rate protection contract                   8,334         8,334
      Decrease in trade receivables                                     415,101       145,762
      Increase in deposits, prepaid expenses
        and deferred charges                                           (381,475)      (25,911)
      Decrease in trade accounts payable, accrued
        liabilities and subscriber prepayments                         (743,128)     (126,383)
      Increase (decrease) in amount due Managing
        General Partner                                                 198,140      (509,246)
                                                                   ------------  ------------
Net cash provided by operating activities                                 7,384        45,513
                                                                   ============  ============
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                   (657,152)   (1,066,244)
  Proceeds from sale of cable television system                       44,235,333            -
                                                                   -------------  -----------
Net cash provided by (used in) investing activities                   43,578,181   (1,066,244)
                                                                   =============  ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     -    1,311,499
  Repayment of debt                                                  (22,952,846)     (17,393)
  Distribution to Limited Partners                                   (30,000,000)           -
  Increase in accrued distributions
    to Limited Partners                                               30,000,000            -
                                                                   -------------  -----------
Net cash provided by (used in) financing activities                  (22,952,846)   1,294,106
                                                                   =============  ===========
Increase in cash                                                      20,632,719      273,375

Cash, beginning of period                                                557,506      407,610
                                                                   -------------  -----------
Cash, end of period                                                 $ 21,190,225  $   680,985
                                                                   =============  ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $    438,897  $   411,997

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at March 31, 1996 and December 31, 1995 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

        The Partnership owns and operates the cable television system serving the areas in and around and Roseville, California (the "Roseville System").

(2) Jones Cable Corporation (the "Managing General Partner") a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable") manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three month periods ended March 31, 1996 and 1995 were $152,536 and $171,407, respectively.

        IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Partnership for the three month periods ended March 31, 1996 and 1995 were $15,254 and $17,141, respectively.

        The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of Intercable. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses during the three month periods ended March 31, 1996 and 1995 were $207,448 and $269,798, respectively. The Supervising General Partner also may be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the three month periods ended March 31, 1996 and 1995.

(3) On February 28, 1996, the Partnership sold the cable television system serving the areas in and around Carmel, Indiana (the "Carmel System") to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of Intercable for a sales price of $44,235,333, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Carmel System. A portion of the proceeds, $14,235,333, was used to reduce Partnership debt, and the remainder of the proceeds, $30,000,000, was distributed to the limited partners in April 1996. This distribution has given the Partnership's limited partners an return of $731 per $1,000 invested in the Partnership. No vote of the limited partners of the Partnership was required in connection with this transaction because the assets of the Carmel System did not constitute all or substantially all of the Partnership's assets. The Supervising General Partner of the Partnership consented to the timing of the transaction and participated in the selection of appraisers.

        The pro forma effect of the sale of the Carmel System on the results of the Partnership's operations for the three months ended March 31, 1996 and 1995, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:


                                     For the Three Months Ended March 31, 1996
                                    -------------------------------------------
                                                      Pro Forma
                                    As Reported      Adjustments      Pro Forma
                                    -----------      -----------      ---------
Revenues                           $  3,050,716     $ (1,357,968)    $1,692,748
                                    ===========      ===========      =========

Operating Income (Loss)            $   (195,867)    $    162,029     $  (33,838)
                                    ===========      ===========      =========

Net Income                         $ 21,618,591     $(21,912,895)    $ (294,304)
                                    ===========      ===========      =========

                                     For the Three Months Ended March 31, 1995
                                     -----------------------------------------
                                                      Pro Forma
                                    As Reported      Adjustments      Pro Forma
                                    -----------      -----------      ---------
Revenues                           $  3,428,135     $ (1,942,540)    $1,485,595
                                    ===========      ===========      =========

Operating Loss                     $   (488,574)    $    146,341     $ (415,863)
                                    ===========      ===========      =========

Net Loss                           $   (926,506)    $    183,333     $ (743,173)
                                    ===========      ===========      =========

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
- -------------------

        For the three months ended March 31, 1995, the Partnership reported operating income before depreciation and amortization of $708,849. The Partnership expended approximately $657,000 in capital improvements during the first quarter of 1996. Of these improvements, approximately 63 percent related to the construction of cable television plant. Approximately 33 percent related to service drops to homes. The remaining expenditures related to various system enhancements in each of the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings available under the Partnership's credit facility. Budgeted capital expenditures for the remainder of 1996 in the Partnership's Roseville System are approximately $1,013,000. Construction of system extensions will account for approximately 55 percent of these expenditures. Service drops to homes will account for approximately 30 percent of the anticipated expenditures. The remainder of the expenditures relate to various enhancements in the Partnership's Roseville System. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations and, if necessary, borrowings available under the Partnership's new credit facility, as discussed below.

        On February 28, 1996, the Partnership sold the Carmel System to JCH for a sales price of $44,235,333, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Carmel System. A portion of the proceeds, $14,235,333, was used to reduce Partnership debt, and the rem ainder of the proceeds, $30,000,000, was distributed to the limited partners in April 1996. This distribution has given the Partnership's limited partners an approximate return of $731 per $1,000 invested in the Partnership. No vote of the limited partners of the Partnership was required in connection with this transaction because the assets of the Carmel System did not constitute all or substantially all of the Partnership's assets. The Supervising General Partner of the Partnership consented to the timing of the transaction and participated in the selection of appraisers.

        The Partnership continues to own and operate the Roseville System. The cash from operations of the Roseville System will be sufficient to provide liquidity to meet the anticipated needs of the Roseville System as well as service the anticipated debt requirements, as discussed below.

        As discussed above, on February 28, 1996, the Partnership sold its Carmel System and used a portion of the sales proceeds to repay its term loan's then-outstanding principal balance of $22,655,000. Also, on February 28, 1996, the Partnership entered into a new reducing revolving credit agreement with a commitment up to $10,000,000. The reducing revolving credit period expires December 31, 2003. The commitment amount reduces quarterly, beginning March 31, 1999. In April 1996, the Partnership re-borrowed approximately $9,100,000 available from the new $10,000,000 revolving credit facility, which it used, together with cash on hand from the sale of the Carmel System, to fund a $30,000,000 distribution to the Partnership's limited partners in April 1996. At March 31, 1996, the Partnership had not yet made any borrowings under the new revolving credit facility. Interest on the new commitment is at the Partnership's option of the Prime Rate or, the London Interbank Offered Rate plus 1-1/4 percent or the Certificate of Deposit Rate plus 1-1/4 percent. The effective interest rate on amounts outstanding was 7.7 percent at March 31, 1995.

REGULATION AND LEGISLATION
- --------------------------

        The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the Cable Communications Policy Act of 1984 and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

        Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators including the Partnership effective March 31, 1999 and the cable programming service tier of "small" ca ble operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

        It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

RESULTS OF OPERATIONS
- ---------------------

        Revenues in the Partnership's systems totaled $3,050,716 for the three months ended March 31, 1996 compared to $3,428,135 for the similar 1995 period, a decrease of $377,419, or approximately 11 percent. This decrease was due to the sale of the Carmel System. Disregarding the effect of the Carmel System sale, revenues would have increased $207,153, or approximately 14 percent. Increases in the number of basic subscribers in the Partnership's Roseville System accounted for approximately 52 percent of the increase in revenues. The number of basic subscribers in the Roseville System totaled 16,693 at March 31, 1996, compared to 15,188 at March 31, 1995, an increase of 1,505 subscribers, or approximately 10 percent. Basic service rate increases accounted for approximately 23 percent of the increase in revenues. No other single factor significantly contributed to the increase in revenues.

        Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

        Operating expenses in the Partnership's systems totaled $1,966,629 for the three months ended March 31, 1996 compared to $1,978,900 for the similar 1995 period, a decrease of $12,271, or approximately 1 percent. Disregarding the effect of the Carmel System sale, operating expenses increased $24,350, or approximately 13 percent. This increase was due to increases in programming fees and advertising sales, which accounted for approximately 55 percent and 14 percent of the increase, respectively. No other single factor significantly affected the increase in operating expenses. Operating expenses represented approximately 61 percent and 67 percent, respectively, of revenue for each of the three month periods ended March 31, 1996 and 1995.

        Management fees and allocated overhead from the General Partner totaled $375,238 for the quarter ended March 31, 1996 compared to $458,346 for the similar 1995 period, a decrease of $83,108, or approximately 18 percent. Disregarding the effect of the Carmel System sale, management fees and allocated overhead from the General Partners increased $11,675, or approximately 3 percent. This increase was due to the increase in revenues, upon which such management fees are based.

        Depreciation and amortization expense totaled $904,716 for the quarter ended March 31, 1996 compared to $1,479,463 for the similar 1995 period, a decrease of $574,747, or approximately 39 percent. Disregarding the effect of the Carmel Sysem sale, depreciation and amortization expense decreased $377,231, or approximately 55 percent. This decrease was due to the maturation of the Partnership's asset base.

        The Partnership reported an operating loss of $195,867 for the quarter ended March 31, 1996 compared to $488,574 for the similar 1995 period, a decrease of $292,707, or approximately 60 percent. Disregarding the effect of the Carmel System sale, the Partnership reported operating income of $ 153,481 for the three months ended March 31, 1996 compared to an operating loss of $394,877 for the similar 1995 period. This change was due to the increase in revenues and the decreases in depreciation and amortization expense and management fees and allocated overhead from the General Partn er exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

        The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $708,849 for the three months ended March 31, 1996 compared to $990,889 for the similar 1995 period, a decrease of $282,040, or approximately 28 percent. Disregarding the effect of the Carmel System sale, operating income before depreciation and amortization increased $171,127, or approximately 60 percent. This increase was the result of the increase in revenues exceeding the increases in operating expenses and management and supervision fees and allocated overhead from the General Partners.

        Interest expense decreased $177,182, or approximately 41 percent, to $25,882 for the three months ended March 31, 1996 from $436,009 for the comparable 1995 period. This decrease in interest expense was primarily due to the lower outstanding balance on the Partnership's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Carmel System being used to repay the outstanding loan principal balance of $22,655,000 on February 28, 1996.

        The Partnership reported net income of $21,618,591 for the three months ended March 31, 1996 compared to a net loss of $926,506 for the similar 1995 period. Included in net income for the three months ended March 31, 1996 was a gain on the sale of the Carmel System of $22,012,895. Disregarding the effect of the sale of the Carmel System, net loss decreased $530,004, or approximately 68 percent, to $247,525 for the three months ended March 31, 1996 from $777,530 for the comparable 1995 period. This loss was due to the factors discussed above.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

             Report on Form 8-K dated February 28, 1996 report that on February 28, 1996, IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") sold the cable television system serving areas in and around Carmel, Indiana (the "Carmel System") to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of Jones Intercable, Inc., the parent corporation of the managing general partner of the Partnership, for a sales price of $44,235,333, subject to normal working capital closing adjustments.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IDS/JONES GROWTH PARTNERS 87-A, LTD.
                                        BY:JONES CABLE CORPORATION
                                           Managing General Partner



                                        By:/s/ KEVIN P. COYLE
                                           ----------------------------
                                           Kevin P. Coyle
                                           Group Vice President/Finance
                                           (Principal Financial Officer)

Dated: May 14, 1996