Form 10-Q
period 1996-06-30
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1996-08-14
CIK 857488

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996

[_]   Transition report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
For the transition period from         to
                               -------    -------

                       Commission File Number:  0-16183


                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
- --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter


Colorado                                                              84-1060544
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#


   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                     Address of principal executive office


                                (303) 792-3111
                     ------------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                                    NO
    ---                                                                      ---

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                 June 30,     December 31,
           ASSETS                                                   1996          1995
           ------                                              ------------   ------------

CASH                                                           $   287,448    $    557,506

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $36,369 and $24,428 at
  June 30, 1996 and December 31, 1995,
  respectively                                                     261,558         623,890

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                        15,716,186      35,421,532
  Less- accumulated depreciation                                (6,850,082)    (15,195,244)
                                                               -----------    ------------

                                                                 8,866,104      20,226,288

  Franchise costs and other intangible assets, net of
    accumulated amortization of $12,204,642 and $24,675,391
    at June 30, 1996 and December 31, 1995, respectively         2,701,908      14,397,338
                                                               -----------    ------------

          Total investment in cable television properties       11,568,012      34,623,626

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                    247,171         355,352
                                                               -----------    ------------

          Total assets                                         $12,364,189    $ 36,160,374
                                                               ===========    ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                      June 30,     December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)             1996           1995
- -------------------------------------------         ------------   ------------
LIABILITIES:
  Debt                                              $  9,600,000   $ 22,981,227
  Accounts payable - Managing General Partner                  -        448,872
  Trade accounts payable and accrued liabilities         328,629        984,610
  Subscriber prepayments                                  31,665         45,438
                                                    ------------   ------------

          Total liabilities                            9,960,294     24,460,147
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                      500            500
    Accumulated deficit                                   (4,427)      (245,844)
                                                    ------------   ------------

                                                          (3,927)      (245,344)
                                                    ------------   ------------

  Limited Partners-
    Net contributed capital
      (164,178 units outstanding at
      June 30, 1996 and December 31, 1995)            35,824,200     35,824,200
    Accumulated deficit                               (3,416,378)   (23,878,629)
    Distributions                                    (30,000,000)             -
                                                    ------------   ------------

                                                       2,407,822     11,945,571
                                                    ------------   ------------

          Total liabilities and partners'
            capital (deficit)                       $ 12,364,189   $ 36,160,374
                                                    ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                              For the Three Months Ended         For the Six Months Ended
                                                        June 30,                          June 30,
                                              --------------------------         ------------------------
                                                  1996           1995                1996         1995
                                              ----------      ----------         -----------  -----------
REVENUES                                      $1,779,087      $3,591,026         $ 4,829,803  $ 7,019,161

COSTS AND EXPENSES:
  Operating expenses                           1,082,147       1,947,359           3,048,776    3,926,259
  Management fees and allocated overhead
    from General Partners                        225,986         435,823             601,224      894,169
  Depreciation and amortization                  286,496       1,080,930           1,191,212    2,560,393
                                              ----------      ----------         -----------  -----------

OPERATING INCOME (LOSS)                          184,458         126,914             (11,409)    (361,660)
                                              ----------      ----------         -----------  -----------

OTHER INCOME (EXPENSE):
  Interest expense                              (158,267)       (441,822)           (421,629)    (880,294)
  Gain on sale of cable television system              -               -          21,096,325            -
  Other, net                                     (24,544)            555              40,381        1,095
                                              ----------      ----------         -----------  -----------

          Total other income (expense)          (182,811)       (441,267)         20,715,077     (879,199)
                                              ----------      ----------         -----------  -----------

NET INCOME (LOSS)                             $    1,647      $ (314,353)        $20,703,668  $(1,240,859)
                                              ==========      ==========         ===========  ===========

ALLOCATION OF NET INCOME (LOSS):
    General Partners                          $       16      $   (3,144)        $   241,417  $   (12,409)
                                              ==========      ==========         ===========  ===========

    Limited Partners                          $    1,631      $ (311,209)        $20,462,251  $(1,228,450)
                                              ==========      ==========         ===========  ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                  $.01          $(1.90)            $124.63       $(7.48)
                                              ==========      ==========         ===========  ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                  164,178         164,178             164,178      164,178
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                     For the Six Months Ended
                                                                             June 30,
                                                                    ---------------------------
                                                                        1996           1995
                                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ 20,703,668   $(1,240,859)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                    1,191,212     2,560,393
      Gain on sale of cable television system                        (21,096,325)            -
      Amortization of interest rate protection contract                        -        16,668
      Decrease in trade receivables                                      362,332       107,247
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                                (116,691)       36,538
      Decrease in trade accounts payable, accrued
        liabilities and subscriber prepayments                          (669,754)     (251,700)
      Decrease in amount due Managing General Partner                   (448,872)     (654,118)
                                                                    ------------   -----------

             Net cash provided by (used in) operating activities         (74,430)      574,169
                                                                    ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (1,049,734)   (1,946,984)
  Proceeds from sale of cable television system                       44,235,333             -
                                                                    ------------   -----------

             Net cash provided by (used in) investing activities      43,185,599    (1,946,984)
                                                                    ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     -     1,395,480
  Repayment of debt                                                  (13,381,227)      (36,076)
  Distribution to Limited Partners                                   (30,000,000)            -
                                                                    ------------   -----------

             Net cash provided by (used in) financing activities     (43,381,227)    1,359,404
                                                                    ------------   -----------

Decrease in cash                                                        (270,058)      (13,411)

Cash, beginning of period                                                557,506       407,610
                                                                    ------------   -----------

Cash, end of period                                                 $    287,448   $   394,199
                                                                    ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $    530,146   $   912,019
                                                                    ============   ===========

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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and its Cash Flows for the six months ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

     The Partnership owns and operates the cable television system serving the areas in and around Roseville, California (the "Roseville System"). The Partnership sold its cable television system serving the communities in and around Carmel, Indiana (the "Carmel System") in February 1996, as discussed below.

(2) Jones Cable Corporation (the "Managing General Partner"), a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and six month periods ended June 30, 1996 were $88,954 and $241,490, respectively, compared to $179,551 and $350,958, respectively, for the three and six month periods ended June 30, 1995.

     IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Partnership for the three and six month periods ended June 30, 1996 were $8,895 and $24,149, respectively, compared to $17,955 and $35,095, respectively, for the three and six month periods ended June 30, 1995.

     The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of Intercable. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1996 were $128,137 and $335,585, respectively, compared to $238,317 and $508,116, respectively, for the three and six month periods ended June 30, 1995. The Supervising General Partner also may be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1996 and 1995.

(3) On February 28, 1996, the Partnership sold the Carmel System to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of Intercable, for a sales price of $44,235,333, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Carmel System. The proceeds were used to repay the outstanding principal balance on the Partnership's term loan of $22,655,000, and $30,000,000 was distributed to the limited partners in April 1996. The April 1996 distribution was funded by net sale proceeds, although a portion was re-borrowed under the Partnership's new credit facility. This distribution has given the Partnership's limited partners an approximate return of $731 per $1,000 invested in the Partnership. No vote of the limited partners of the Partnership was required in connection with this transaction because the assets of the Carmel System did not constitute all or substantially all of the Partnership's assets. The Supervising General Partner of the Partnership consented to the timing of the transaction and participated in the selection of appraisers.

     The pro forma effect of the sale of the Carmel System on the results of the Partnership's operations for the six months ended June 30, 1996 and 1995, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                      For the Six Months Ended June 30, 1996
                                      --------------------------------------

                                                     Pro Forma
                                     As Reported    Adjustments    Pro Forma
                                     ------------  -------------  -----------

     Revenues                        $ 4,829,803   $ (1,357,969)  $3,471,834
                                     ===========   ============   ==========

     Operating Income (Loss)         $   (11,409)  $    191,212   $  179,803
                                     ===========   ============   ==========

     Net Income                      $20,703,668   $(20,779,155)  $  (75,487)
                                     ===========   ============   ==========

                                      For the Six Months Ended June 30, 1995
                                      --------------------------------------

                                                     Pro Forma
                                     As Reported    Adjustments    Pro Forma
                                     ------------  ------------   -----------

     Revenues                        $ 7,019,161    $(3,945,658)  $3,073,503
                                     ===========    ===========   ==========

     Operating Loss                  $  (361,660)   $    34,387   $ (327,273)
                                     ===========    ===========   ==========

     Net Loss                        $(1,240,859)   $   508,927   $ (731,932)
                                     ===========    ===========   ==========

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     It is Intercable's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with Intercable's policy, the Carmel System was sold in February 1996 and the Managing General Partner has had preliminary discussions with potential buyers for the Roseville System. There is no assurance as to the timing or terms of any sale of the Roseville System.

     For the six months ended June 30, 1996, the Partnership reported operating income before depreciation and amortization of approximately $1,180,000. The Partnership expended approximately $1,050,000 in capital improvements during the first six months of 1996. Of these improvements, approximately 58 percent related to the construction of cable television plant. Approximately 29 percent related to service drops to homes. The remaining expenditures related to various system enhancements in each of the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings available under the Partnership's credit facility. Budgeted capital expenditures for the remainder of 1996 in the Roseville System are approximately $319,000. Construction of system extensions will account for approximately 52 percent of these expenditures. Service drops to homes will account for approximately 31 percent of the anticipated expenditures. The remainder of the expenditures relate to various enhancements in the Roseville System. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations and, if necessary, borrowings available under the Partnership's credit facility. These capital expenditures are necessary to maintain the value of the Partnership's Roseville System.

     On February 28, 1996, the Partnership sold the Carmel System to JCH for a sales price of $44,235,333, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Carmel System. The proceeds were used to repay the outstanding principal balance of the Partnership's term loan of $22,655,000, and $30,000,000 was distributed to the limited partners in April 1996. The April 1996 distibution was funded by net sale proceeds, although a portion was re-borrowed under the Partnership's new credit facility. This distribution has given the Partnership's limited partners an approximate return of $731 per $1,000 invested in the Partnership. No vote of the limited partners of the Partnership was required in connection with this transaction because the assets of the Carmel System did not constitute all or substantially all of the Partnership's assets. The Supervising General Partner of the Partnership consented to the timing of the transaction and participated in the selection of appraisers.

     The Partnership continues to own and operate the Roseville System. The cash from operations of the Roseville System will be sufficient to provide liquidity to meet the anticipated needs of the Roseville System as well as service the anticipated debt requirements, as discussed below.

     When the Partnership sold its Carmel System, it used a portion of the sales proceeds to repay its term loan's then-outstanding principal balance of $22,655,000. Also on February 28, 1996, the Partnership entered into a new reducing revolving credit agreement with a commitment up to $10,000,000. The reducing revolving credit period expires December 31, 2003. The commitment amount reduces quarterly, beginning June 30, 1999. In April 1996, the Partnership re-borrowed approximately $9,100,000 available from the new $10,000,000 revolving credit facility, which it used, together with cash on hand from the sale of the Carmel System, to fund a $30,000,000 distribution to the Partnership's limited partners in April 1996. At June 30, 1996, the Partnership had $9,600,000 outstanding under the credit facility, leaving $400,000 available for future borrowings. Interest on the new commitment is at the Partnership's option of the Prime Rate or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding were 6.82 percent and 7.57 percent at June 30, 1996 and 1995, respectively.

RESULTS OF OPERATIONS
- ---------------------

     Revenues in the Partnership's systems totaled $1,779,087 for the three month period ended June 30, 1996 compared to $3,591,026 for the comparable 1995 period, a decrease of $1,811,939, or approximately 50 percent.

Revenues totaled $4,829,803 for the six months ended June 30, 1996 compared to $7,019,161 for the comparable 1995 period, a decrease of $2,189,358, or approximately 31 percent. These decreases were due to the sale of the Carmel System. Disregarding the effect of the Carmel System sale, revenues totaled $1,779,087 and $3,471,834, respectively, for the three and six month periods ended June 30, 1996 compared to $1,587,908 and $3,073,502, respectively, for the similar three and six month 1995 periods. Increases in the number of basic service subscribers in the Partnership's Roseville System accounted for approximately 71 and 70 percent, respectively, of the increase in basic service revenues for the three and six month periods ended June 30, 1996. The number of basic service subscribers in the Roseville System totaled 17,348 at June 30, 1996, compared to 15,589 at June 30, 1995, an increase of 1,759 subscribers, or approximately 11 percent. Basic service rate increases accounted for approximately 29 and 30 percent, respectively, of the increase in basic service revenues for the three and six month periods ended June 30, 1996. No other single factor significantly contributed to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses totaled $1,082,147 for the three month period ended June 30, 1996 compared to $1,947,359 for the comparable 1995 period, a decrease of $865,212, or approximately 44 percent. Operating expenses totaled $3,048,776 for the six months ended June 30, 1996 compared to $3,926,259 for the comparable 1995 period, a decrease of $877,483, or approximately 22 percent. Disregarding the effect of the Carmel System sale, operating expenses totaled $1,055,274 and $2,115,165, respectively, for the three and six month periods ended June 30, 1996 compared to $965,433 and $1,891,657, respectively, for the similar three and six month 1995 periods. These increases were due to increases in programming fees and advertising sales, which accounted for approximately 12 percent and 48 percent, respectively, for the three month increase and 14 percent and 44 percent, respectively, for the six month increase. No other single factor significantly affected the increase in operating expenses. Operating expenses represented 59 percent and 58 percent, respectively, of revenues for the three month periods ended June 30, 1996 and 1995, and 61 percent and 62 percent, respectively, for the six month periods ended June 30, 1996 and 1995.

     Management fees and allocated overhead from the General Partners totaled $225,986 for the three month period ended June 30, 1996 compared to $435,823 for the comparable 1995 period, a decrease of $209,837, or approximately 48 percent. Management fees and allocated overhead from the General Partners totaled $601,224 for the six months ended June 30, 1996 compared to $894,169 for the comparable 1995 period, a decrease of $292,945, or approximately 33 percent. Disregarding the effect of the Carmel System sale, management fees and allocated overhead from the General Partners totaled $248,097 and $431,841, respectively, for the three and six month periods ended June 30, 1996 compared to $192,763 and $389,296, respectively, for the similar three and six month 1995 periods. These increases were due to the increases in revenues, upon which such fees and allocations are based.

     Depreciation and amortization expense totaled $286,496 for the three month period ended June 30, 1996 compared to $1,080,930 for the comparable 1995 period, a decrease of $794,434, or approximately 74 percent. Depreciation and amortization expense totaled $1,191,212 for the six months ended June 30, 1996 compared to $2,560,393 for the comparable 1995 period, a decrease of $1,369,181, or approximately 53 percent. Disregarding the effect of the Carmel System sale, depreciation and amortization expense totaled $286,079 and $745,025, respectively, for the three and six month periods ended June 30, 1996 compared to $427,920 and $1,119,823, respectively, for the similar three and six month 1995 periods. These decreases were due to the maturation of the Partnership's asset base.

     The Partnership reported an operating income of $184,458 for the three months ended June 30, 1996 compared to $126,914 for the similar 1995 period, an increase of $57,544, or approximately 45 percent. Operating loss totaled $11,409 for the six months ended June 30, 1996 compared to $361,660 for the comparable 1995 period, an increase of $350,251, or approximately 97 percent. Disregarding the effect of the Carmel System sale, operating income totaled $189,637 for the three month period ended June 30, 1996 compared to $1,792 for the similar three month period ended June 30, 1995, an increase of $187,845. Operating income totaled $179,803 for the six month period ended June 30, 1996 compared to an operating loss of $327,274 for the similar six month period ended June 30, 1995. These increases were due to the decreases in depreciation and amortization expense in 1996.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $470,954 for the three months ended June 30, 1996 compared to $1,207,844 for the similar 1995 period, a decrease of $736,890, or approximately 61 percent. Operating income before depreciation and amortization expense totaled $1,179,803 for the six months ended June 30, 1996 compared to $2,198,733 for the comparable 1995 period, a decease of $1,018,930, or approximately 46 percent. Disregarding the effect of the Carmel System sale, operating income before depreciation and amortization totaled $475,716 for the three month period ended June 30, 1996 compared to $429,712 for the similar three months ended June 30, 1995, an increase of $46,004, or approximately 11 percent. Operating income before depreciation and amortization totaled $924,828 for the six months ended June 30, 1995 compared to $792,550, an increase of $132,278, or approximately 17 percent. These increases were due to the increases in revenues exceeding the increases in operating expenses and management and supervision fees and allocated overhead from the General Partners.

     Interest expense totaled $158,283 for the three month period ended June 30, 1996 compared to $438,499 for the comparable 1995 period, a decrease of $280,216, or approximately 64 percent. Interest expense totaled $417,109 for the six months ended June 30, 1996 compared to $874,508 for the comparable 1995 period, a decrease of $457,399, or approximately 52 percent. These decreases in interest expense were primarily due to the lower outstanding balance on the Partnership's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Carmel System being used to repay the outstanding loan principal balance of $22,655,000 on February 28, 1996.

     The Partnership reported net income of $1,647 for the three months ended June 30, 1996 compared to a net loss of $314,353 for the similar 1995 period. Net income totaled $20,703,688 for the six months ended June 30, 1996 compared to a net loss of $1,240,859 for the similar 1995 period. Included in net income for the six months ended June 30, 1996 was a gain on the sale of the Carmel System of $22,012,895. Disregarding the effect of the sale of the Carmel System, the Partnership reported net income of $66,583 for the three months ended June 30, 1996 compared to a net loss of $396,925 for the similar 1995 period. For the six month periods ended June 30, 1996 and 1995, the Partnership reported net losses of $136,342 and $1,201,286, respectively. These changes were due to the factors discussed above.

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


                                         IDS/JONES GROWTH PARTNERS 87-A, LTD.
                                         BY:  JONES CABLE CORPORATION
                                              Managing General Partner



                                         By:  /S/ Kevin P. Coyle
                                              -------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  August 14, 1996