Form 10-Q
period 1996-09-30
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1996-11-13
CIK 857488

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to __________

                        Commission File Number:  0-16183


--------------------------------------------------------------------------------
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

                                (303) 792-3111
                        -------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                                  No____
    --------

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                              September 30,              December 31,
          ASSETS                                                                 1996                      1995
          ------                                                             --------------             -------------
CASH                                                                           $  164,357                $    557,506

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $42,968 and $24,428 at
  September 30, 1996 and December 31, 1995,
  respectively                                                                    277,727                     623,890

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       16,085,741                  35,421,532
  Less- accumulated depreciation                                               (7,098,755)                (15,195,244)
                                                                               ----------                 ------------

                                                                                8,986,986                  20,226,288

  Franchise costs and other intangible assets, net of
    accumulated amortization of $12,425,371 and $24,675,391
    at September 30, 1996 and December 31, 1995, respectively                   2,676,178                  14,397,338
                                                                               ----------                 -----------

          Total investment in cable television properties                      11,663,164                  34,623,626

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                   320,565                     355,352
                                                                               ----------                 -----------

          Total assets                                                        $12,425,813                 $36,160,374
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                                  September 30,                December 31,
       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                    1996                        1995
       -------------------------------------------               ---------------              --------------
LIABILITIES:
  Debt                                                              $  9,850,000                $ 22,981,227
  Accounts payable - Managing General Partner                                  -                     448,872
  Trade accounts payable and accrued liabilities                         103,758                     984,610
  Subscriber prepayments                                                  29,387                      45,438
                                                                    ------------                ------------

          Total liabilities                                            9,983,145                  24,460,147
                                                                    ------------                ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                      500                         500
    Accumulated deficit                                                   (4,039)                   (245,844)
                                                                    ------------                ------------

                                                                          (3,539)                   (245,344)
                                                                    ------------                ------------

  Limited Partners-
    Net contributed capital
      (164,178 units outstanding at
      September 30, 1996 and
      December 31, 1995)                                              35,824,200                  35,824,200
    Accumulated deficit                                               (3,377,993)                (23,878,629)
    Distributions                                                    (30,000,000)                          -
                                                                    ------------                ------------

                                                                       2,446,207                  11,945,571
                                                                    ------------                ------------

          Total liabilities and partners'
            capital (deficit)                                       $ 12,425,813                $ 36,160,374
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                              For the Three Months Ended       For the Nine Months Ended
                                                                     September 30,                   September 30,
                                                              --------------------------       --------------------------
                                                                 1996             1995            1996           1995
                                                              ----------      ----------       -----------    -----------
REVENUES                                                      $1,820,069      $3,670,797       $ 6,649,872    $10,689,958

COSTS AND EXPENSES:
 Operating expenses                                            1,084,676       2,039,597         4,133,452      5,965,856
 Management fees and allocated overhead
  from General Partners                                          214,590         454,748           815,814      1,348,917
 Depreciation and amortization                                   275,202         948,968         1,466,414      3,509,361
                                                              ----------      ----------        ----------    -----------

OPERATING INCOME (LOSS)                                          245,601         227,484           234,192       (134,176)
                                                              ----------      ----------        ----------    -----------

OTHER INCOME (EXPENSE):
 Interest expense                                               (163,629)       (426,687)         (585,258)    (1,306,981)
 Gain on sale of cable television system                               -               -        21,096,325              -
 Other, net                                                      (43,199)          1,561            (2,818)         2,656
                                                              ----------      ----------       -----------    -----------

   Total other income (expense)                                 (206,828)       (425,126)       20,508,249     (1,304,325)
                                                              ----------      ----------       -----------    -----------

NET INCOME (LOSS)                                             $   38,773      $ (197,642)      $20,742,441    $(1,438,501)
                                                              ==========      ==========       ===========    ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partners                                            $      388          (1,976)      $   241,805    $   (14,385)
                                                              ==========         =======       ===========    ===========

  Limited Partners                                            $   38,385        (195,666)      $20,500,636    $(1,424,116)
                                                              ==========         =======       ===========    ===========

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT                                             $      .23           (1.19)       $   124.87    $     (8.67)
                                                              ==========         =======       ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                                   164,178         164,178           164,178        164,178
                                                              ==========         =======       ===========    ===========

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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                                 ---------------------------
                                                                                     1996           1995
                                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $ 20,742,441   $(1,438,501)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                                 1,466,414     3,509,361
      Gain on sale of cable television system                                     (21,096,325)         -
      Amortization of interest rate protection contract                                  -           25,002
      Decrease in trade receivables                                                   346,163        30,505
      Increase in deposits, prepaid expenses and
        deferred charges                                                             (190,884)     (183,836)
      Decrease in trade accounts payable, accrued
        liabilities and subscriber prepayments                                       (896,903)      (76,547)
      Decrease in amount due Managing General Partner                                (448,872)     (519,666)
                                                                                 ------------   -----------

             Net cash provided by (used in) operating activities                      (77,966)    1,346,318
                                                                                 ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (1,419,289)   (2,713,551)
  Proceeds from sale of cable television system                                    44,235,333          -
                                                                                 ------------   -----------

             Net cash provided by (used in) investing activities                   42,816,044    (2,713,551)
                                                                                 ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                          9,895,965     1,368,638
  Repayment of debt                                                               (23,027,192)      (55,425)
  Distribution to Limited Partners                                                (30,000,000)          -
                                                                                 ------------   -----------

             Net cash provided by (used in) financing activities                  (43,131,227)    1,313,213
                                                                                 ------------   -----------

Decrease in cash                                                                     (393,149)      (54,020)

Cash, beginning of period                                                             557,506       407,610
                                                                                 ------------   -----------

Cash, end of period                                                              $    164,357    $  353,590
                                                                                 ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                  $    878,928   $ 1,276,439
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

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at September 30, 1996 and December 31, 1995, its Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995 and its Statements of Cash Flows for the nine months ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

     The Partnership owns and operates the cable television system serving the areas in and around Roseville, California (the "Roseville System"). The Partnership sold its cable television system serving the communities in and around Carmel, Indiana (the "Carmel System") in February 1996, as discussed below.

(2) Jones Cable Corporation (the "Managing General Partner"), a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and nine month periods ended September 30, 1996 were $91,003 and $332,494, respectively, compared to $183,540 and $534,498, respectively, for the three and nine month periods ended September 30, 1995.

     IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Partnership for the three and nine month periods ended September 30, 1996 were $9,100 and $33,249, respectively, compared to $18,354 and $53,450, respectively, for the three and nine month periods ended September 30, 1995.

     The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1996 were $114,487 and $450,071, respectively, compared to $252,854 and $760,969, respectively, for the three and nine month periods ended September 30, 1995. The Supervising General Partner also may be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1996 and 1995.

(3) On February 28, 1996, the Partnership sold the Carmel System to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of Intercable, for a sales price of $44,235,333, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Carmel System. The proceeds were used to repay the outstanding principal balance on the Partnership's term loan of $22,655,000, and $30,000,000 was distributed to the limited partners in April 1996. This distribution gave the Partnership's limited partners an approximate return of $731 per $1,000 invested in the Partnership. No vote of the limited partners of the Partnership was required in connection with this transaction because the assets of the Carmel System did not constitute all or substantially all of the Partnership's assets. The Supervising General Partner of the Partnership consented to the timing of the transaction and participated in the selection of appraisers.

     The pro forma effect of the sale of the Carmel System on the results of the Partnership's operations for the nine months ended September 30, 1996 and 1995, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:


                                          For the Nine Months Ended September 30, 1996
                                       ---------------------------------------------------

                                                             Pro Forma
                                          As Reported       Adjustments       Pro Forma
                                          -----------      -------------     ----------

     Revenues                             $ 6,649,872      $ (1,357,969)     $5,291,903
                                          ===========      ============      ==========

     Operating Income                     $   234,192      $    193,204      $  427,396
                                          ===========      ============      ==========

     Net Income (Loss)                    $20,742,441      $(20,779,193)     $  (36,752)
                                          ===========      ============      ==========

                                          For the Nine Months Ended September 30, 1995
                                       -------------------------------------------------


                                                             Pro Forma
                                           As Reported      Adjustments       Pro Forma
                                           -----------      ------------      ---------

     Revenues                              $10,689,958       $(5,960,176)     $4,729,782
                                           ===========       ===========      ==========

     Operating Loss                        $  (134,176)      $   (13,675)     $ (147,851)
                                           ===========       ===========      ==========

     Net Loss                              $(1,438,501)      $   733,508      $ (704,993)
                                           ===========       ===========      ==========

(4) On October 14, 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party for $31,000,000, subject to normal closing adjustments. Closing of the sale is subject to several closing conditions, including the approval of the holders of a majority of the limited partnership interests in a vote of limited partners to be conducted in the first half of 1997 and the consents of governmental franchising authorities and other regulatory authorities having jurisdiction. Upon closing of the sale of the Roseville System, the Partnership will pay all of its indebtedness, which totaled $9,850,000 at September 30, 1996, a brokerage fee of $387,500 to The Jones Group, Ltd., an affiliate of the Managing General Partner, a brokerage fee of $387,500 to IDS Management Corporation, an affiliate of the Supervising General Partner, and then the Partnership will distribute the approximate $20,375,000 net proceeds to its limited partners. This distribution will give the Partnership's limited partners an approximate return of $497 per $1,000 invested in the Partnership. Taking into account the distributions made on the sale of the Carmel System and the anticipated distribution to be made on the sale of the Roseville System, the limited partners will have received a total of $1,228 for each $1,000 invested in the Partnership. Because the limited partners will receive total distributions that are less than 125 percent of their initial capital contributions, the general partners of the Partnership will receive no distributions from the sale of the Roseville System. Upon the completion of the sale of the Roseville System, the Partnership will be liquidated and dissolved.

(5) Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     It is Intercable's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with Intercable's policy, the Carmel System was sold in February 1996 and the Partnership has entered into an asset purchase agreement to sell the Roseville System to an unaffiliated third party. Upon the completion of the sale of the Roseville System, the Partnership will be liquidated and dissolved.

     Disregarding the effect of the Carmel System sale, for the nine months ended September 30, 1996, the Partnership reported operating income before depreciation and amortization of approximately $1,447,600. The Partnership expended approximately $1,191,900 in capital improvements during the first nine months of 1996. Of these improvements, approximately 72 percent related to the construction of cable television plant. Approximately 36 percent related to service drops to homes. The remaining expenditures related to various system enhancements in each of the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings available under the Partnership's credit facility. Budgeted capital expenditures for the remainder of 1996 in the Roseville System are approximately $246,000. Construction of system extensions will account for approximately 45 percent of these expenditures. Service drops to homes will account for approximately 36 percent of the anticipated expenditures. The remainder of the expenditures relate to various enhancements in the Roseville System. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and, if necessary, borrowings available under the Partnership's credit facility. These capital expenditures are necessary to maintain the value of the Roseville System until it is sold.

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

     On October 14, 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party for $31,000,000, subject to normal closing adjustments. Closing of the sale is subject to several closing conditions, including the approval of the holders of a majority of the limited partnership interests in a vote of limited partners to be conducted in the first half of 1997 and the consents of governmental franchising authorities and other regulatory authorities having jurisdiction. Upon closing of the sale of the Roseville System, the Partnership will pay all of its indebtedness, which totaled $9,850,000 at September 30, 1996, a brokerage fee of $387,500 to The Jones Group, Ltd., an affiliate of the Managing General Partner, a brokerage fee of $387,500 to IDS Management Corporation, an affiliate of the Supervising General Partner, and then the Partnership will distribute the approximate $20,375,000 net proceeds to its limited partners. This distribution will give the Partnership's limited partners an approximate return of $497 per $1,000 invested in the Partnership. Taking into account the distributions made on the sale of the Carmel System and the anticipated distribution to be made on the sale of the Roseville System, the limited partners will have received a total of $1,228 for each $1,000 invested in the Partnership. Because the limited partners will receive total distributions that are less than 125 percent of their initial capital contributions, the general partners of the Partnership will receive no distributions from the sale of the Roseville System. Upon the completion of the sale of the Roseville System, the Partnership will be liquidated and dissolved.

     When the Partnership sold its Carmel System, it used a portion of the sales proceeds to repay its term loan's then-outstanding principal balance of $22,655,000. Also on February 28, 1996, the Partnership entered into a new reducing revolving credit agreement with a commitment up to $10,000,000. The reducing revolving credit period expires December 31, 2003. The commitment amount reduces quarterly, beginning September 30, 1999. In April 1996, the Partnership re-borrowed approximately $9,100,000 available from the new $10,000,000 revolving credit facility, which it used, together with cash on hand from the sale of the Carmel System, to fund a $30,000,000 distribution to the Partnership's limited partners in April 1996. At September 30, 1996, the Partnership had $9,850,000 outstanding under the credit facility, leaving $150,000 available for future borrowings. Interest on the new commitment is at the Partnership's option of the Prime Rate or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding were 6.75 percent and 6.9 percent at September 30, 1996 and 1995, respectively. The credit facility will be repaid in full upon the sale of the Roseville System.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership decreased $1,850,728, or approximately 50 percent, to $1,820,069 for the three month period ended September 30, 1996 from $3,670,797 for the similar period in 1995. Revenues decreased $4,040,086, or approximately 38 percent, to $6,649,872 for the nine month period ended September 30, 1996 from $10,689,958 for the similar period in 1995. These decreases were due to the sale of the Carmel System. Disregarding the effect of the Carmel System sale, revenues increased $163,790, or approximately 10 percent, to $1,820,069 for the three month period ended September 30, 1996 from $1,656,279 for the period in 1995. Revenues increased $562,121, or approximately 12 percent, to $5,291,903 for the nine month period ended September 30, 1996 from $4,729,782 for the period in 1995. Increases in the number of basic service subscribers in the Partnership's Roseville System accounted for approximately 68 and 71 percent, respectively, of the increase in basic service revenues for the three and nine month periods ended September 30, 1996. The number of basic service subscribers in the Roseville System increased by 1,522 subscribers, or approximately 9 percent, to 17,575 subscribers at September 30, 1996 from 16,053 subscribers for the similar period in 1995.
Basic service rate increases accounted for approximately 32 and 29 percent, respectively, of the increase in basic service revenues for the three and nine month periods ended September 30, 1996. No other single factor significantly contributed to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses decreased $954,921, or approximately 47 percent, to $1,084,676 for the three month period ended September 30, 1996 from $ 2,039,597 for the similar period in 1995. Operating expenses decreased $1,832,404, or approximately 31 percent, to $4,133,452 for the nine month period ended September 30, 1996 from $5,965,856 for the similar period in 1995. Disregarding the effect of the Carmel System sale, operating expenses increased $107,345, or approximately 11 percent, to $1,082,685 for the three month period ended September 30, 1996 from $975,340 for the similar period in 1995. Operating expenses increased $330,853, or approximately 12 percent, to $3,197,850 for the nine month period ended September 30, 1996 from $2,866,997 for the similar period in 1995. These increases were primarily due to increases in programming fees, which accounted for approximately 51 percent of the three month increase and 47 percent of the nine month increase. No other single factor significantly affected the increase in operating expenses. Operating expenses represented 59 percent of revenues for the three month periods ended September 30, 1996 and 1995, and 60 and 61 percent, respectively, for the nine month periods ended September 30, 1996 and 1995.

     Management fees and allocated overhead from the General Partners decreased $240,158, or approximately 53 percent, to $214,590 for the three month period ended September 30, 1996 from $454,748 for the similar period in 1995. Management fees and allocated overhead from the General Partners decreased $533,103, or approximately 40 percent, to $815,814 for the nine month period ended September 30, 1996 from $1,348,917 for the similar period in 1995. Disregarding the effect of the Carmel System sale, management fees and allocated overhead from the General Partners increased $9,030, or approximately 4 percent, to $214,590 for the three month period ended September 30, 1996 from $205,560 for the similar period in 1995. Management fees and allocated overhead from the General Partner increased $51,575, or approximately 9 percent, to $646,431 for the nine month period ended September 30, 1996 from $594,856 for the similar period in 1995. These increases were due to the increases in revenues, upon which such fees and allocations are based.

     Depreciation and amortization expense decreased $673,766, or approximately 71 percent, to $275,202 for the three month period ended September 30, 1996 from $948,968 for the similar period in 1995. Depreciation and amortization expense decreased $2,042,947, or approximately 58 percent, to $1,466,414 for the nine month period ended September 30, 1996 from $3,509,361 for the similar period in 1995. Disregarding the effect of the Carmel System sale, depreciation and amortization expense decreased $20,756, or approximately 7 percent, to $275,201 for the three month period ended September 30, 1996 from $295,957 for the similar period in 1995. Depreciation and amortization expense decreased $395,554, or approximately 28 percent, to $1,020,226 for the nine month period ended September 30, 1996 from $1,415,780 for the similar period in 1995. These decreases were due to the maturation of the Partnership's asset base.

     The Partnership's operating income increased $18,117, or approximately 8 percent, to $245,601 for the three month period ended September 30, 1996 from $227,484 for the similar period in 1995. The Partnership reported operating income of $234,192 for the nine month period ended September 30, 1996 compared to an operating loss of $134,176 for the similar period in 1995. Disregarding the effect of the Carmel System sale, operating income increased $68,171, or approximately 38 percent, to $247,593 for the three month period ended September 30, 1996 from $179,422 for the similar period in 1995. The Partnership reported operating income of $427,396 for the nine month period ended September 30, 1996 compared to an operating loss of $147,851 for the similar period in 1995. These changes were due to the increases in revenues and decreases in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization decreased $655,649, or approximately 56 percent, to $520,803 for the three month period ended September 30, 1996 from $1,176,452 for the period in 1995. Operating income before depreciation and amortization expense decreased $1,674,579, or approximately 50 percent, to $1,700,606 for the nine month period ended September 30, 1996 from $3,375,185 for the period in 1995. Disregarding the effect of the Carmel System sale, operating income before depreciation and amortization increased $47,415, or approximately 10 percent, to $522,794 for the three month period ended September 30, 1996 from $475,379 for the similar period in 1995. Operating income before depreciation and amortization increased $179,693, or approximately 14 percent, to $1,447,622 for the nine month period ended September 30, 1996 from $1,267,929 for the similar period in 1995. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partners.

     Interest expense decreased $263,058, or approximately 62 percent, to $163,629 for the three month period ended September 30, 1996 from $426,687 for the similar period in 1995. Interest expense decreased $721,723, or approximately 55 percent, to $585,258 for the nine month period ended September 30, 1996 from $1,306,981 for the similar period in 1995. These decreases in interest expense were primarily due to the lower outstanding balance on the Partnership's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Carmel System being used to repay the outstanding loan principal balance of $22,655,000 on February 28, 1996.

     The Partnership reported net income of $38,773 for the three months ended September 30, 1996 compared to a net loss of $197,642 for the similar 1995 period. Net income totaled $20,742,441 for the nine months ended September 30, 1996 compared to a net loss of $1,438,501 for the similar 1995 period. Included in net income for the nine months ended September 30, 1996 was a gain on the sale of the Carmel System of $21,096,325. Disregarding the effect of the sale of the Carmel System, the Partnership reported net income of $38,735 for the three months ended September 30, 1996 compared to $26,939 for the similar 1995 period. For the nine month periods ended September 30, 1996 and 1995, the Partnership reported net losses of $36,752 and $704,993, respectively. These changes were due to the factors discussed above.

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


                                 IDS/JONES GROWTH PARTNERS 87-A, LTD.
                                 BY: JONES CABLE CORPORATION
                                     Managing General Partner



                                 By:  /S/ Kevin P. Coyle
                                      ----------------------------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
                                      (Principal Financial Officer)

Dated:  November 13, 1996