Form 10-K
period 1996-12-31
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1997-03-28
CIK 857488

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from  ________ to  ________

Commission file number:  0-16183

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

     Colorado                                           84-1060544
     --------                                           ----------
State of Organization                                   (IRS Employer
                                                     Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                (303) 792-3111
---------------------------------------------                --------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X
                                      ---


                   DOCUMENTS INCORPORATED BY REFERENCE:  None

          Information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the Managing General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.

                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

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

          The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership originally owned two cable television systems. In February 1996, the Partnership disposed of its cable television system serving areas in and around Carmel, Indiana (the "Carmel System"), and in October 1996, the Partnership entered into an agreement providing for the sale of its remaining cable television system serving the areas in and around the City of Roseville and neighboring portions of unincorporated Placer County, all in the State of California (the "Roseville System"). See Disposition of Cable Television System and Proposed Disposition of Cable Television System below.

          DISPOSITION OF CABLE TELEVISION SYSTEM.    On February 28, 1996, the
Partnership sold the Carmel System to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of Intercable, for a sales price of $44,235,333. This price represented the average of three separate, independent appraisals of the fair market value of the Carmel System. A portion of the proceeds, $14,235,333, was used to reduce Partnership debt, and the remainder of the proceeds, $30,000,000, was distributed to the limited partners in April 1996. This distribution gave the Partnership's limited partners an approximate return of $183 per $250 interest or $731 per $1,000 invested in the Partnership. No vote of the limited partners of the Partnership was required in connection with this transaction because the assets of the Carmel System did not constitute all or substantially all of the Partnership's assets. The Supervising General Partner consented to the timing of the transaction and participated in the selection of appraisers.

          On February 29, 1996, JCH consummated an agreement with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator, pursuant to which JCH conveyed the Carmel System, along with certain other cable television systems owned by JCH, and cash in the amount of $3,500,000 to TWEAN in exchange for the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland, and a portion of Fairfax County, Virginia.

          PROPOSED DISPOSITION OF CABLE TELEVISION SYSTEM. On October 14, 1996, the Partnership entered into an asset purchase agreement providing for the sale by the Partnership to an unaffiliated party of the Roseville System. The sales price is $30,900,000, subject to customary closing adjustments. Closing of the sale is expected to occur during the second calendar quarter of 1997 and is subject to a number of conditions, including the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. The General Partner, on behalf of the Partnership, is preparing proxy solicitation materials and intends to conduct a vote of the limited partners of the Partnership by mail during the second quarter of 1997.

          The obligations of the Partnership and the purchaser also are conditioned upon the approval by the City of Roseville and the County of Placer to the transfer to the purchaser of the respective cable television franchises granted by such governmental entities to the Partnership. The County of Placer granted its consent to the transfer of the county franchise in December 1996 and the City of Roseville granted its consent to the transfer of the city franchise during March 1997. In addition, the obligations of the Partnership and the purchaser to consummate the transaction are conditioned upon the expiration or termination of the waiting period specified in the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("Hart-Scott-Rodino") and the rules and regulations thereunder. In response to their Hart-Scott-Rodino filings, the Partnership and the purchaser have received a second request for information about the proposed sale of the Roseville System from the United States Department of Justice. The Partnership and the purchaser will have to satisfy certain concerns of the Department of Justice about the potential anti-competitive effects of the transaction before the Partnership will be permitted to close the sale of the Roseville System to the purchaser. The Partnership cannot predict if or when the concerns of the Department of Justice will be satisfied. In addition, because the purchaser is affiliated with the company that provides telephone services in the geographical area in which the Roseville System provides cable television services, a waiver from the Federal Communications Commission of
Section 652 of the Telecommunications Act of 1996, which prohibits the acquisition by a telephone company and its affiliates of cable systems in the telephone company's service area, is necessary to permit the purchaser to consummate the purchase of the Roseville System. The Partnership cannot predict if or when the waiver from the Federal Communications Commission will be received. If all conditions precedent to the purchaser's obligation to close are not satisfied or waived by June 30, 1997, either party may terminate the asset purchase agreement and its obligations thereunder by giving notice thereof to the other party.

          Upon the consummation of the proposed sale of the Roseville System, the Partnership will pay all of its indebtedness, which totaled approximately $9,850,000 at December 31, 1996, and brokerage fees totaling $772,500 to affiliates of the general partners, and then the Partnership will distribute the net sale proceeds to its limited partners of record as of April 30, 1997. Because $1,550,000 of the sale proceeds will remain in escrow for one year following the closing date, this portion of the net sale proceeds, net of claims against such escrow, will not be distributed to limited partners until 1998. Because limited partners will receive total distributions that are less than 125 percent of the capital initially contributed to the Partnership by the limited partners, the general partners of the Partnership will not receive any of the proceeds from the Roseville System's sale. The Partnership will distribute the approximate $18,727,500 remaining net proceeds to its limited partners. This distribution will give the Partnership's limited partners an approximate return of $456 per $1,000 invested in the Partnership. Taking into account the distribution made on the sale of the Carmel System and the anticipated distribution to be made on the sale of the Roseville System in 1997, the limited partners will have received a total of $1,187 for each $1,000 invested in the Partnership. Upon the completion of the escrow period in 1998, the Partnership will distribute the remaining proceeds to limited partners, which, if no claims are made against the escrow, would total approximately $38 for each $1,000 invested in the Partnership, and then the Partnership will be liquidated and dissolved.

          CABLE TELEVISION SERVICES. The Roseville System offers to its subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

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

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Roseville System. At December 31, 1996, the Roseville System's monthly basic service rate was $5.60, monthly basic and tier ("basic plus") service rate was $24.30 and monthly premium services ranged from $4.95 to $10.25 per premium service. In addition, the Partnership earns revenues from the Roseville System's pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $5.00 to $42.00; however, from time to time the Roseville System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1996, of the total fees received by the Roseville System, basic service and tier service fees accounted for approximately 68% of total revenues, premium service fees accounted for approximately 14% of total revenues, pay-per-view fees were approximately 2% of total revenues, advertising fees were approximately 9%of total revenues and the remaining 7% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Roseville System.

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

          Broadcast Television.  Cable television systems have traditionally
          ---------------------
competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. Intercable has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in the systems owned or managed by Intercable. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and additional entrants are expected. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems.
DBS cannot currently offer its subscribers local programming, although at least one future DBS entrant is attempting to offer customers regional delivery of local broadcast signals. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The Managing General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone.  Federal cross-ownership restrictions historically limited
          ---------
entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has already begun cable service in Naperville, Illinois and has also obtained franchises for Glen Ellyn and Vernon Hills, Illinois, all of which are currently served by cable systems owned by three partnerships managed by Intercable. The Managing General Partner cannot predict at this time the extent of telephone company competition that will emerge to owned or managed cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of Intercable's owned and managed systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

          Private Cable.  Additional competition is provided by private cable
          -------------
television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, the Partnership has been unable to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Partnership is interested in providing these same services, but expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive.

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by Intercable. Telephone companies have recently acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Partnership's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC recently held auctions for spectrum that will be used by wireless operators to provide additional channels of programming over larger distances. In addition, an emerging technology, Local Multipoint Distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a subscriber's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

          Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

REGULATION AND LEGISLATION
--------------------------

          The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The new 1996 Telecom Act alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

          Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

          The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered
programming.   Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

          Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

          Cable Entry Into Telecommunications.  The 1996 Telecom Act provides
          -----------------------------------
that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth

Circuit Court of Appeals.

          Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
          ---------------------------------------------
allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the General Partner is now witnessing the beginning of LEC competition in a few of its cable communities.

          Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

          Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

          Electric Utility Entry Into Telecommunications/Cable Television.  The
          ---------------------------------------------------------------
1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

          Additional Ownership Restrictions.  The 1996 Telecom Act eliminates
          ---------------------------------
statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. BCI's investment in Intercable could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 which mandate a modest rate reduction and could make commercial leased access a more attractive option to third party programmers.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

          Copyright.  Cable television systems are subject to federal copyright
          ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

          State and Local Regulation.  Cable television systems generally are
          --------------------------
operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way.
Federal law now prohibits franchise authorities from granting exclusive
franchises or from unreasonably refusing to award additional franchises.   Cable
franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

          Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

          GENERAL. The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. The Roseville System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Roseville System is not significant. The Partnership's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

          The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership does not have any employees because all properties are managed by employees of the Managing General Partner. Intercable has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

          Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.


                              ITEM 2.  PROPERTIES
                              -------------------

          The Partnership acquired the Roseville System in April 1988. The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Roseville System. The monthly basic service rate set forth herein represents, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1996, the Roseville System operated cable plant passing approximately 23,300 homes, with an approximate 76% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the Managing General Partner's records and may be subject to adjustments.

                                                At December 31,
                                           -------------------------
ROSEVILLE SYSTEM                             1996     1995     1994
----------------                           -------  -------  -------
Monthly basic plus service rate            $ 24.30  $ 22.95  $ 21.75
Basic subscribers                           17,878   16,470   14,946
Pay units                                   10,975   11,153   10,733


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          None.


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 14, 1997, the number of equity security holders in the Partnership was 6,342.

Item 6.  Selected Financial Data
--------------------------------

                                                                  For the Year Ended December 31,
                                       -----------------------------------------------------------------------------------
                                           1996              1995              1994              1993             1992
                                       -----------       -----------       -----------       -----------       -----------
Revenues                               $ 8,571,921       $14,465,490       $13,082,094       $12,251,764       $11,160,962
Operating Expenses                       5,273,095         7,972,171         7,298,356         6,476,534         5,726,675
Management and Supervision Fees
  and Allocated Overhead from
  General Partners                       1,060,130         1,848,033         1,737,106         1,590,738         1,452,321
Depreciation and Amortization            1,786,583         4,469,809         5,645,264         6,007,116         5,981,609
Operating Income (Loss)                    452,113           175,477        (1,598,632)       (1,822,624)       (1,999,643)
Net Income (Loss)                       20,760,774/(a)/   (1,553,063)       (2,994,486)       (2,879,606)       (3,195,844)
Net Income (Loss) per
  Limited Partnership Unit                  124.98/(a)/        (9.37)           (18.06)           (17.36)           (19.27)
Weighted Average Number of
  Limited Partnership
  Units Outstanding                        164,178           164,178           164,178           164,178           164,178
General Partners' Deficit                   (3,356)         (245,344)         (229,814)         (199,869)         (171,073)
Limited Partners' Capital                2,464,357        11,945,571        13,483,104        16,447,645        19,298,455
Total Assets                            12,727,595        36,160,374        36,683,823        39,507,610        43,454,780
Debt                                     9,850,000        22,981,227        21,832,052        22,208,312        23,086,835
Managing General Partner
  Advances                                       -           448,872           665,782                 -           238,198

(a) Net income resulted primarily from the sale of the Carmel System by IDS/Jones Growth Partners 87-A, Ltd.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------


     The following discussion of the financial condition and results of operations of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

     It is the publicly announced policy of Jones Intercable, Inc.'s ("Intercable") that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with Intercable's policy, the Partnership's cable television system serving the communities in and around Carmel, Indiana (the "Carmel System") was sold in February 1996 and the Partnership has entered into an asset purchase agreement to sell the cable television system serving the communities in and around Roseville, California (the "Roseville System") to an unaffiliated third party in the first half of 1997.

     On October 14, 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party. The sales price is $30,900,000, subject to normal closing adjustments. Closing of the sale is subject to several closing conditions, including the approval of the holders of a majority of the limited partnership interests in a vote of limited partners to be conducted in the first half of 1997. Upon closing of the sale of the Roseville System, the Partnership will pay all of its indebtedness, which totaled $9,850,000 at December 31, 1996, a brokerage fee of $386,250 to The Jones Group, Ltd., an affiliate of the Managing General Partner and a brokerage fee of $386,250 to IDS Management Corporation, an affiliate of the Supervising General Partner. For a period of one year following the closing date, $1,550,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. Because the $1,550,000 will remain in escrow for one year following the closing date, this portion of the net sales proceeds, net of claims against such escrow, will not be distributed to limited partners until 1998. The Partnership will distribute the approximate $18,727,500 remaining net proceeds to its limited partners. This distribution will give the Partnership's limited partners an approximate return of $456 per $1,000 invested in the Partnership. Taking into account the distribution made on the sale of the Carmel System and the anticipated distribution to be made on the sale of the Roseville System in 1997, the limited partners will have received a total of $1,187 for each $1,000 invested in the Partnership. Because the limited partners will receive total distributions that are less than 125 percent of their initial capital contributions, the general partners of the Partnership will receive no distributions from the sale of the Roseville System. Upon the completion of the escrow period related to sale of the Roseville System, the Partnership will distribute the remaining proceeds to limited partners, which, if no claims are made against the escrow, would total approximately $38 for each $1,000 invested in the Partnership and then the Partnership will be liquidated and dissolved.

     On February 28, 1996, the Partnership sold the Carmel System to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of Intercable, for a sales price of $44,235,333. This price represented the average of three separate, independent appraisals of the fair market value of the Carmel System. The proceeds were used to repay the outstanding principal balance of the Partnership's term loan of $22,655,000, and, together with funds borrowed from the Partnership's new revolving credit facility, a $30,000,000 distribution was made to the limited partners in April 1996. This distribution gave the Partnership's limited partners an approximate return of $731 per $1,000 invested in the Partnership.

     Disregarding the effect of the Carmel System's operations, for 1996, the Partnership reported operating income before depreciation and amortization of approximately $1,987,368. The Partnership expended approximately $1,568,312 in capital improvements during 1996. Of these improvements, approximately 65 percent related to the construction of cable television plant. Approximately 29 percent related to service drops to homes. The remaining expenditures related to various system enhancements in the Partnership's system. Funding for these expenditures was provided by cash generated from operations and borrowings
available under the Partnership's credit facility.    Anticipated capital
expenditures for 1997 in the Partnership's Roseville System are approximately $1,424,000. Construction of system extensions will account for approximately 55 percent of these expenditures. The remainder of the expenditures relate to various enhancements in the Partnership's Roseville System. These capital expenditures are necessary to maintain the value of the Roseville System until it is sold. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations and, if necessary, borrowings available under the Partnership's credit facility, as discussed below.
Depending upon the timing of the closing of the sale of the Roseville System, the Partnership likely will make only the portion of budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Roseville System.

   When the Partnership sold its Carmel System, it used a portion of the sales proceeds to repay its term loan's then-outstanding principal balance of $22,655,000. Also on February 28, 1996, the Partnership entered into a new reducing revolving credit agreement with a commitment up to $10,000,000. The reducing revolving credit period expires December 31, 2003. The commitment amount reduces quarterly, beginning March 31, 1999. In April 1996, the Partnership re-borrowed approximately $9,100,000 available from the new $10,000,000 revolving credit facility, which it used, together with cash on hand from the sale of the Carmel System, to fund a $30,000,000 distribution to the Partnership's limited partners in April 1996. At December 31, 1996, the Partnership had $9,850,000 outstanding under the credit facility, leaving $150,000 available for future borrowings. Interest on the new commitment is at the Partnership's option of the Prime Rate or the London Interbank Offering Rate plus 1-1/4 percent. The effective interest rate on amounts outstanding were 6.77 percent and 6.91 percent at December 31, 1996 and 1995, respectively. The credit facility will be repaid in full upon the sale of the Roseville System.

   The Partnership believes that cash on hand and cash generated from operations will be sufficient to fund capital expenditures and other liquidity needs of the Partnership until the Roseville System is sold.

RESULTS OF OPERATIONS
---------------------

   1996 Compared to 1995
   ---------------------

     Revenues of the Partnership decreased $5,893,569, or approximately 41 percent, to $8,571,921 in 1996 from $14,465,490 in 1995. This decrease was due to the sale of the Carmel System. Disregarding the effect of the Carmel System sale, revenues increased $831,050, or approximately 13 percent, to $7,213,953 in 1996 from $6,382,903 in 1995. Increases in the number of basic service subscribers in the Partnership's Roseville System accounted for approximately 54 percent of the increase in revenues. The number of basic service subscribers in the Roseville System increased by 1,408 subscribers, or approximately 9 percent, to 17,878 subscribers at December 31, 1996 from 16,470 subscribers for the similar period in 1995. Basic service rate increases accounted for approximately 23 percent of the increase in revenues. No other single factor significantly contributed to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $2,699,076, or approximately 34 percent, to $5,273,095 in 1996 from $7,972,171 in 1995. This decrease was due to the sale of the Carmel System. Disregarding the effect of the Carmel System sale, operating expenses increased $463,956, or approximately 12 percent, to $4,335,837 for 1996 from $3,871,881 for 1995. This increase was primarily due to increases in programming fees, which accounted for approximately 69 percent of the increase. No other single factor significantly affected the increase in operating expenses. Operating expenses represented 60 percent of revenues in 1996 and 61 percent in 1995.

     Management and supervision fees and allocated overhead from the General Partners decreased $787,903, or approximately 43 percent, to $1,060,130 in 1996 from $1,848,033 in 1995. This decrease was due to the sale of the Carmel System. Disregarding the effect of the Carmel System sale, management and supervision fees and allocated overhead from the General Partners increased $75,587, or approximately 9 percent, to $890,748 in 1996 from $815,161 in 1995.
This increase was due to the increase in revenues, upon which such fees and allocations are based.

     Depreciation and amortization expense decreased $2,683,226, or approximately 60 percent, to $1,786,583 in 1996 from $4,469,809 in 1995. This decrease was due to the sale of the Carmel System. Disregarding the effect of the Carmel System sale, depreciation and amortization expense decreased $378,043, or approximately 22 percent, to $1,340,395 in 1996 from $1,718,438 in
1995.  This decrease was due to the maturation of the Partnership's asset base.

     Operating income increased $276,636, to $452,113 in 1996 compared to $175,477 in 1995. This change was primarily due to the decrease in depreciation and amortization expense.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization decreased $2,406,590, or approximately 52 percent, to $2,238,696 in 1996 from $4,645,286 for 1995. This decrease was due to the sale of the Carmel System. Disregarding the effect of the Carmel System sale, operating income before depreciation and amortization increased $291,507, or approximately 17 percent, to $1,987,368 in 1996 from $1,695,861 in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses and management and supervision fees and allocated overhead from the General Partners.

     Interest expense decreased $983,277, or approximately 57 percent, to $749,270 in 1996 from $1,732,547 in 1995. This decrease in interest expense was primarily due to the lower outstanding balance on the Partnership's interest bearing obligation, as a result of a portion of the proceeds from the sale of the Carmel System being used to repay the outstanding loan principal balance of $22,655,000 on February 28, 1996.

     The Partnership reported a gain on the sale of the Carmel System of $21,096,325 in 1996. No such gain was reported in 1995.

     The Partnership reported net income of $20,760,774 in 1996 compared to a net loss of $1,553,063 for 1995. The net income in 1996 was a result of the gain on the sale of the Carmel System.

     1995 Compared to 1994
     ---------------------

     Revenues of the Partnership increased $1,383,396, or approximately 11 percent, to $14,465,490 in 1995 from $13,082,094 in 1994. An increase in basic subscribers accounted for approximately 49 percent of the increase in revenues. Basic subscribers totaled 35,669 at December 31, 1995 compared to 33,102 at December 31, 1994, an increase of 2,567, or approximately 8 percent. Advertising revenues accounted for approximately 27 percent of the increase in revenues. No other individual factor significantly affected the increase in revenues.

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

     Management and supervision fees and allocated overhead from the General Partners increased $110,927, or approximately 6 percent, to $1,848,033 in 1995 from $1,737,106 in 1994. This increase was due to the increase in revenues, upon which such management and supervision fees are based, as well as increases in allocated expenses from the Managing General Partner.

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

Item 8.  Financial Statements
-----------------------------

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                             FINANCIAL STATEMENTS
                             --------------------

                       AS OF DECEMBER 31, 1996 AND 1995
                       --------------------------------

                                     INDEX
                                     -----

                                                       Page
                                                       ----
Report of Independent Public Accountants                 17

Balance Sheets                                           18

Statements of Operations                                 20

Statements of Partners' Capital (Deficit)                21

Statements of Cash Flows                                 22

Notes to Financial Statements                            23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of IDS/Jones Growth Partners 87-A, Ltd.:

     We have audited the accompanying balance sheets of IDS/JONES GROWTH PARTNERS 87-A, LTD. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Jones Growth Partners 87-A, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN LLP


Denver, Colorado,
March 7, 1997.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                    December 31,
                                                             --------------------------
                    ASSETS                                       1996          1995
                    ------                                   -----------   ------------
CASH                                                         $   478,797   $    557,506

TRADE RECEIVABLES, less allowance for
    doubtful receivables of $32,637 and $24,428
    at December 31, 1996 and 1995, respectively                  373,301        623,890

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      16,234,764     35,421,532
  Less- accumulated depreciation                              (7,195,326)   (15,195,244)
                                                             -----------   ------------

                                                               9,039,438     20,226,288
  Franchise costs and other intangible assets, net of
    accumulated amortization of $12,551,102 and
    $24,675,391 at December 31, 1996 and 1995,
    respectively                                               2,650,448     14,397,338
                                                             -----------   ------------

          Total investment in cable television properties     11,689,886     34,623,626

DEPOSITS AND PREPAID EXPENSES                                    185,611        355,352
                                                             -----------   ------------

          Total assets                                       $12,727,595   $ 36,160,374
                                                             ===========   ============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                                BALANCE SHEETS
                                --------------


     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

                                                                        December 31,
                                                                ----------------------------
LIABILITIES:                                                        1996           1995
                                                                ------------   ------------
  Debt                                                          $  9,850,000   $ 22,981,227
  Accounts payable-Managing General Partner                           43,813        448,872
  Trade accounts payable and accrued liabilities                     349,695        984,610
  Subscriber prepayments                                              23,086         45,438
                                                                ------------   ------------

                     Total liabilities                            10,266,594     24,460,147
                                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                  500            500
    Accumulated deficit                                               (3,856)      (245,844)
                                                                ------------   ------------

                                                                      (3,356)      (245,344)
                                                                ------------   ------------

  Limited Partners-
    Net contributed capital
      (164,178 units outstanding at
      December 31, 1996 and 1995)                                 35,824,200     35,824,200
    Accumulated deficit                                           (3,359,843)   (23,878,629)
    Distributions                                                (30,000,000)             -
                                                                ------------   ------------

                                                                   2,464,357     11,945,571
                                                                ------------   ------------

                     Total liabilities and partners' capital    $ 12,727,595   $ 36,160,374
                                                                ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                     Year Ended December 31,
                                             ----------------------------------------
                                                 1996          1995          1994
                                             -----------   -----------   -----------
REVENUES                                     $ 8,571,921   $14,465,490   $13,082,094

COSTS AND EXPENSES:
  Operating expenses                           5,273,095     7,972,171     7,298,356
  Management and supervision
    fees and allocated overhead
    from General Partners                      1,060,130     1,848,033     1,737,106
  Depreciation and
    amortization                               1,786,583     4,469,809     5,645,264
                                             -----------   -----------   -----------

OPERATING INCOME (LOSS)                          452,113       175,477    (1,598,632)
                                             -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                              (749,270)   (1,732,547)   (1,373,956)
  Gain on sale of cable television system     21,096,325             -             -
  Other, net                                     (38,394)        4,007       (21,898)
                                             -----------   -----------   -----------

          Total other income
            (expense)                         20,308,661    (1,728,540)   (1,395,854)
                                             -----------   -----------   -----------

NET INCOME (LOSS)                            $20,760,774   $(1,553,063)  $(2,994,486)
                                             ===========   ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partners                           $   241,988   $   (15,530)  $   (29,945)
                                             ===========   ===========   ===========

  Limited Partners                           $20,518,786   $(1,537,533)  $(2,964,541)
                                             ===========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT                             $    124.98   $     (9.37)  $    (18.06)
                                             ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                    164,178       164,178      164,178
                                             ===========   ===========   ===========

                The accompanying notes to financial statements
                   are an integral part of these statements.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------

                                              Year Ended December 31,
                                      ----------------------------------------
                                          1996          1995          1994
                                      -----------   -----------   -----------
GENERAL PARTNERS:
  Jones Cable Corporation
        Balance, beginning of year    $  (122,672)  $  (114,907)  $   (99,935)
        Net income (loss) for year        120,994        (7,765)      (14,972)
                                      -----------   -----------   -----------

        Balance, end of year          $    (1,678)  $  (122,672)  $  (114,907)
                                      ===========   ===========   ===========

  IDS Cable Corporation
        Balance, beginning of year    $  (122,672)  $  (114,907)  $   (99,934)
        Net income (loss) for year        120,994        (7,765)      (14,973)
                                      -----------   -----------   -----------

        Balance, end of year          $    (1,678)  $  (122,672)  $  (114,907)
                                      ===========   ===========   ===========

  Total
        Balance, beginning of year    $  (245,344)  $  (229,814)  $  (199,869)
        Net income (loss) for year        241,988       (15,530)      (29,945)
                                      -----------   -----------   -----------

        Balance, end of year          $    (3,356)  $  (245,344)  $  (229,814)
                                      ===========   ===========   ===========

LIMITED PARTNERS:
        Balance, beginning of year    $11,945,571   $13,483,104   $16,447,645
        Distributions                 (30,000,000)            -             -
        Net income (loss) for year     20,518,786    (1,537,533)   (2,964,541)
                                      -----------   -----------   -----------

        Balance, end of year          $ 2,464,357   $11,945,571   $13,483,104
                                      ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     -----------------------------------
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                          Year Ended December 31
                                                                -----------------------------------------

                                                                    1996           1995          1994
                                                                ------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $ 20,760,774   $(1,553,063)  $(2,994,486)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating
   activities:
     Depreciation and amortization                                 1,786,583     4,469,809     5,645,264
     Gain on sale of cable television system                     (21,096,325)         -             -
     Amortization of interest rate protection contract                  -           33,336        33,336
     Decrease (increase) in trade receivables                        250,589      (125,374)     (177,629)
     Decrease (increase) in deposits and prepaid expenses           (253,798)     (129,790)       41,383
     Increase (decrease) in trade accounts
      payable and accrued liabilities and
      subscriber prepayments                                        (657,267)       97,349      (118,823)
     Increase (decrease) in amount due
      Managing General Partner                                      (405,059)     (216,910)      665,782
                                                                ------------   -----------   -----------
        Net cash provided by operating
         activities                                                  385,497     2,575,357     3,094,827
                                                                ------------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (1,568,312)   (3,573,252)   (3,174,865)
  Franchise renewal costs                                               -           (1,384)     (105,508)
  Proceeds from sale of cable television system                   44,235,333          -             -
                                                                ------------   -----------   -----------
        Net cash provided by (used in) investing
         activities                                               42,667,021    (3,574,636)   (3,280,373)
                                                                ------------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                         9,895,965     1,398,225        36,298
  Repayment of debt                                              (23,027,192)     (249,050)     (412,558)
  Distribution to Limited Partners                               (30,000,000)         -             -
                                                                ------------   -----------   -----------
        Net cash provided by (used in) financing
         activities                                              (43,131,227)    1,149,175      (376,260)
                                                                ------------   -----------   -----------

Increase (decrease) in cash                                          (78,709)      149,896      (561,806)

Cash, beginning of year                                              557,506       407,610       969,416
                                                                ------------   -----------   -----------

Cash, end of year                                               $    478,797   $   557,506   $   407,610
                                                                ============   ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                  $    900,250   $ 1,690,619   $ 1,256,215
                                                                ============   ===========   ===========

                The accompanying notes to financial statements
                   are an integral part of these statements.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     -----------------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

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

     Cable Television System Acquisitions
     ------------------------------------

     In 1988, the Partnership acquired the cable television system serving the communities in and around Roseville, California (the "Roseville System") and, in 1989, the Partnership acquired the cable television system serving the communities in and around Carmel, Indiana (the "Carmel System"). The Carmel System was sold in February 1996 and the Partnership has entered into an asset purchase agreement to sell the Roseville System during the first half of 1997.

     Cable Television System Sales
     -----------------------------

     On February 28, 1996, the Partnership sold the Carmel System to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of Intercable, for a sales price of $44,235,333. This price represented the average of three separate, independent appraisals of the fair market value of the Carmel System. The proceeds were used to repay the outstanding principal balance on the Partnership's term loan of $22,655,000, and, together with funds borrowed from the Partnership's new revolving credit facility, a $30,000,000 distribution was made to the limited partners in April 1996. This distribution gave the Partnership's limited partners an approximate return of $731 per $1,000 invested in the Partnership.

     On October 14, 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party. The sales price is $30,900,000, subject to normal closing adjustments. Closing of the sale is subject to several closing conditions, including the approval of the holders of a majority of the limited partnership interests in a vote of limited partners to be conducted in the first half of 1997. Upon closing of the sale of the Roseville System, the Partnership will pay all of its indebtedness, which totaled $9,850,000 at December 31, 1996, a brokerage fee of $386,250 to The Jones Group, Ltd., an affiliate of the Managing General Partner and a brokerage fee of $386,250 to IDS Management Corporation, an affiliate of the Supervising General Partner. For a period of one year following the closing date, $1,550,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. Because the $1,550,000 will remain in escrow for one year following the closing date, this portion of the net sales proceeds, net of claims against such escrow, will not be distributed to limited partners until 1998. The Partnership will distribute the approximate $18,727,500 remaining net proceeds to its limited partners. This distribution will give the Partnership's limited partners an approximate return of $456 per $1,000 invested in the Partnership. Taking into account the distribution made on the sale of the Carmel System and the anticipated distribution to be made on the sale of the Roseville System in 1997, the limited partners will have received a total of $1,187 for each $1,000 invested in the Partnership. Because the limited partners will receive total distributions that are less than 125 percent of their initial capital contributions, the general partners of the Partnership will receive no distributions from the sale of the Roseville System. Upon the completion of the escrow period related to sale of the Roseville System, the Partnership will distribute the remaining proceeds to limited partners, which, if no claims are made against the escrow, would total approximately $38 for each $1,000 invested in the Partnership and then the Partnership will be liquidated and dissolved.

     Contributed Capital
     -------------------

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Accounting Records
     ------------------

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Purchase Price Allocation
     -------------------------

     Cable television system acquisitions were accounted for as purchases with the purchase price allocated to tangible and intangible assets based upon an independent appraisal. The method of allocation of the purchase price was as follows: first, to the fair value of the net tangible assets acquired; second to the value of subscriber lists and any non-compete agreements; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased. Acquisition fees paid to affiliates of the general partners and other system acquisition costs were capitalized and included in the costs of intangible assets.

     Property, Plant and Equipment
     -----------------------------

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

     Intangible Assets
     -----------------

     Costs assigned to franchises, subscriber lists and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

              Franchise costs                    1 - 11  years
              Subscriber lists                        1  year
              Costs in excess of interests
               in net assets purchased               32  years

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES
     -----------------------------------------------------

     Management Fees, Supervision Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------------------------

     The Managing General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner were $428,596, $723,275 and $654,105 during 1996, 1995 and 1994, respectively.

     The Supervising General Partner participates in certain management decisions of the Partnership and receives a fee for its services equal to 1/2 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner during the years ended December 31, 1996, 1995 and 1994 were $42,860, $72,327 and $65,410, respectively.

     The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses were $588,674, $1,052,431 and $1,017,591 for 1996, 1995 and 1994, respectively.
The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the years ended December 31, 1996, 1995 and 1994.

     The Partnership was charged interest by Intercable during 1996 at an average interest rate of 8.58 percent on amounts due to the Managing General Partner, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Intercable was $1,864, $25,456 and $19,296 in 1996, 1995 and 1994, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership receives programming from Superaudio, Jones Education Company, Great American Country, Inc. and Product Information Network, all of which are affiliates of the Managing General Partner.

     Payments to Superaudio totaled approximately $12,464, $19,486 and $19,257 in 1996, 1995 and 1994, respectively. Payments to Jones Education Company totaled $39,838, $46,778 and $22,017 in 1996, 1995 and 1994, respectively.
Payments to Great American Country, Inc., which initiated service in 1996, totaled $14,806 in 1996.

     The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $22,820, $29,029 and $12,236 in 1996, 1995 and 1994, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1996 and 1995, consists of the following:

                                              December 31,
                                       --------------------------

                                          1996           1995
                                       -----------   ------------
    Cable distribution systems         $15,376,046   $ 32,857,826
    Equipment and tools                    438,674      1,180,288
    Office furniture and equipment         232,915        596,016
    Buildings                                9,060         72,415
    Vehicles                               176,069        712,987
    Land                                     2,000          2,000
                                       -----------   ------------
                                        16,234,764     35,421,532

    Less - accumulated depreciation     (7,195,326)   (15,195,244)
                                       -----------   ------------

                                       $ 9,039,438   $ 20,226,288
                                       ===========   ============

(5)  DEBT
     ----

     Debt consists of the following:          December 31,
                                       --------------------------

                                          1996           1995
                                       -----------   ------------
       Lending institutions -
        Revolving credit agreement     $ 9,850,000   $          -
        Term loan                                -     22,827,500
       Capital lease obligations                 -        153,727
                                       -----------   ------------

                                       $ 9,850,000   $ 22,981,227
                                       ===========   ============


     As discussed in Note (1), on February 28, 1996, the Partnership sold its Carmel System and used a portion of the sales proceeds to repay the then-outstanding term loan principal balance of $22,655,000. Also, on February 28, 1996, the Partnership entered into a new reducing revolving credit agreement with a commitment up to $10,000,000. The reducing revolving credit period expires December 31, 2003. The commitment amount reduces quarterly, beginning March 31, 1999. At December 31, 1996, the outstanding balance under the Partnership's revolving credit facility was $9,850,000. Installments due on debt principal for each of the five years in the period ending December 31, 2001 and thereafter, respectively, are: $-0-, $-0-, $850,000, $1,500,000, $2,000,000 and
$5,500,000. All outstanding indebtedness is expected to be repaid upon the sale of the Roseville System. Interest on the new commitment is at the Partnership's option of the Prime Rate or the London Interbank Offering Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding were 6.77 percent and 6.91 percent at December 31, 1996 and 1995, respectively.

     At December 31, 1996, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

       At December 31, 1996, substantially all of the Partnership's property, plant and equipment secured the above indebtedness.

(6)  INCOME TAXES
     ------------

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

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $124,949, $159,083 and $152,323, respectively, for the years ended December 31, 1996, 1995 and 1994. Minimum commitments under operating leases for each of the five years in the period ended December 31, 2001 and thereafter are as follows:

       1997                            $19,343
       1998                               -
       1999                               -
       2000                               -
       2001                               -
       Thereafter                         -
                                       -------

                                       $19,343
                                       =======

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:

                                                           Year Ended December 31,
                                                     ----------------------------------

                                                        1996        1995        1994
                                                     ----------  ----------  ----------
     Maintenance and repairs                         $   61,416  $  133,002  $  135,550
                                                     ==========  ==========  ==========

     Taxes, other than income and payroll taxes      $  327,504  $  397,118  $  364,608
                                                     ==========  ==========  ==========

     Advertising                                     $   66,135  $  141,988  $   95,760
                                                     ==========  ==========  ==========

     Depreciation of property, plant and equipment   $1,317,776  $2,529,591  $2,277,171
                                                     ==========  ==========  ==========

     Amortization of intangible assets               $  468,807  $1,940,218  $3,368,093
                                                     ==========  ==========  ==========

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

          None.


                                   PART III.
                                   ---------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

          The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the Managing General Partner is set forth below. Directors of the Managing General Partner serve until the next annual meeting of the Managing General Partner and until their successors shall be elected and qualified.

Name                   Age     Positions with the Managing General Partner
----                   ---     -------------------------------------------

Glenn R. Jones          67     Chairman of the Board and Chief Executive Officer
James B. O'Brien        47     President
Kevin P. Coyle          45     Vice President of Finance
Elizabeth M. Steele     45     Vice President and Secretary


          Mr. Glenn R. Jones has been Chairman of the Board of the Managing General Partner since its formation in October 1986. Mr. Jones served as President of the Managing General Partner until September of 1990 at which time he was elected Chief Executive Officer. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc. since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of several affiliates of the Managing General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of Jones Intercable, Inc.'s innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. James B. O'Brien was elected President of the Managing General Partner in September of 1990. Mr. O'Brien joined Jones Intercable, Inc. in January 1982. Mr. O'Brien was elected President and a Director of Jones Intercable, Inc. in December 1989. Prior to being elected President and a Director of Jones Intercable, Inc., Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the Jones Intercable, Inc. Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Jones Intercable, Inc. Mr. O'Brien is a board member of Cable Labs,

Inc., the research arm of the cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

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

          Certain information concerning directors and executive officers of the Supervising General Partner is set forth below. Directors of the Supervising General Partner serve until the next annual meeting of the Supervising General Partner and until their successors shall be elected and qualified.

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

Inc., the research arm of the cable television industry. He also serves as Vice Chairman and a director of the Cable Television Administration and Marketing Association and as a director and member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

         Mr. Kevin P. Coyle was elected Vice President of Finance of the Managing General Partner in February 1989. Mr. Coyle is the principal financial and accounting officer of the Managing General Partner. Mr. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. He was elected Treasurer of Jones Intercable, Inc. in August 1987, Vice President/ Treasurer in April 1988 and Group Vice President/Finance in October 1990.

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

         Certain information concerning directors and executive officers of the Supervising General Partner is set forth below. Directors of the Supervising General Partner serve until the next annual meeting of the Supervising General Partner and until their successors shall be elected and qualified.


Name                  Age        Positions with the Supervising General
----                  ---        --------------------------------------
Lori J. Larson        37         President and Director
Morris Goodwin, Jr.   45         Vice President, Treasurer and Director
Bradley C. Nelson     32         Vice President
Ronald W. Powell      52         Vice President
John M. Knight        44         Vice President

         Ms. Lori J. Larson has been employed by American Express Financial Corporation since 1981 and currently holds the title of President. Since
August 1988, she has been responsible for day-to-day management of vendor relationships, due diligence review, and operational aspects for various limited partnerships distributed by American Express Financial Advisors Inc. In addition, Ms. Larson is responsible for product development of the publicly offered mutual funds in the IDS Mutual Fund Group.

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

         Mr. Ronald W. Powell has held the position of Vice President and Vice President and Assistant General Counsel with American Express Financial Corporation since November 1985. He has been a member of the American Express Financial Corporation law department since 1975.

          Intercable, the parent of the Managing General Partner, also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates Intercable's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

          Jones Education Company ("JEC") is owned 63% by Jones International, Ltd. ("International"), an affiliate of the General Partner, 9% by Glenn R. Jones, 12% by Bell Canada International Inc. ("BCI") and 16% by the General Partner. JEC operates two television networks, JEC Knowledge TV and Jones Computer Network. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Jones Computer Network provides programming focused primarily on computers and technology. JEC sells its programming to certain cable television systems owned or managed by Intercable.

          The Great American Country network provides country music video programming to certain cable television systems owned or managed by Intercable. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International.

          Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to certain cable television systems owned or managed by Intercable.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of Intercable's owned and managed systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Roseville System totaled approximately $22,820 for the year ended December 31, 1996.


          The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                          For the Year Ended December 31,
                                          -------------------------------
                                            1996        1995         1994
                                          --------   ----------     -------
Management fees                           $428,596   $  723,275  $  654,105
Supervision fees                            42,860       72,327      65,410
Allocation of expenses                     588,674    1,052,431   1,017,591
Interest expense                             2,275       25,456      29,296
Amount of advances outstanding              43,813      448,872     665,782
Highest amount of advances outstanding     647,012      448,872     665,782
Programming fees:
               Jones Education Company      39,838       46,778      22,017
               Great American Country       14,806            0           0
               Superaudio                   12,464       19,486      19,257

          Intercable, the parent of the Managing General Partner, also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates Intercable's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

          Jones Education Company ("JEC") is owned 63% by Jones International, Ltd. {"International"), an affiliate of the General Partner, 9% by Glenn R. Jones, 12% by Bell Canada International Inc. ("BCI") and 16% by the General Partner. JEC operates two television networks, JEC Knowledge TV and Jones Computer Network. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Jones Computer Network provides programming focused primarily on computers and technology. JEC sells its programming to certain cable television systems owned or managed by Intercable.

          The Great American Country network provides country music video programming to certain cable television systems owned or managed by Intercable. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International.

          Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to certain cable television systems owned or managed by Intercable.

          The Product Information Network Venture ("PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally know as "infomercials." The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of Intercable's owned and managed systems carry PIN for all of part of each day. Revenues received by the Partnership from the PIN Venture relating to the Roseville Systems totaled approximately $22,820 for the year ended December 31, 1996.

          The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                         For the Year Ended December 31,
                                         -------------------------------
                                           1996        1995         1994
                                         -------    ---------      -------
Management fees                          $428,596   $  723,275  $  654,105
Supervision fees                           42,860       72,327      65,410
Allocation of expenses                    588,674    1,052,431   1,017,591
Interest expense                            1,864       25,456      29,296
Amount of advances outstanding             43,813      448,872     665,782
Highest amount of advances outstanding    647,012      448,872     665,782
Programming fees:
               Jones Education Company     39,838       46,778      22,017
               Great American Country      14,806            0           0
               Superaudio                  12,464       19,486      19,257

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

                                  IDS/JONES GROWTH PARTNERS
                                  87-A, LTD.,
                                  a Colorado limited partnership
                                              By  Jones Cable Corporation,
                                                  its Managing General Partner


                                              By:______________________________
                                                 Glenn R. Jones
                                                 Chairman of the Board and
Dated:  March 24, 1997                           Chief Executive Officer

                                              By  IDS Cable Corporation,
                                              its Supervising General Partner


                                              By:_____________________________
                                                 Lori J. Larson
Dated:  March 24, 1997                           President and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               OFFICERS AND DIRECTORS OF JONES CABLE CORPORATION:


                                           By:_______________________________
                                              Glenn R. Jones
                                              Chairman of the Board and
                                              Chief Executive Officer
Dated:  March 24, 1997                        (Principal Executive Officer)


                                           By:_______________________________
                                              Kevin P. Coyle
                                              Vice President/Finance
                                              (Principal Financial and
Dated:  March 24, 1997                          Accounting Officer)

                OFFICERS AND DIRECTORS OF IDS CABLE CORPORATION:


                                           By:_______________________________
                                              Lori J. Larsen
                                              President and Director
Dated:  March 24, 1997                        (Principal Executive Officer)


                                           By:_______________________________
                                              Morris Goodwin, Jr.
                                              Vice President, Treasurer and
                                              Director
                                              (Principal Financial and
Dated:  March 24, 1997                        Accounting Officer)


                                           By:_______________________________
                                              Bradley C. Nelson
Dated:  March 24, 1997                        Vice President and Director

                OFFICERS AND DIRECTORS OF IDS CABLE CORPORATION:


                                           By:_______________________________
                                              Lori J. Larson
                                              President and Director
Dated:  March 24, 1997                        (Principal Executive Officer)


                                           By:_______________________________
                                              Morris Goodwin, Jr.
                                              Vice President, Treasurer and
                                              Director
                                              (Principal Financial and
Dated:  March 24, 1997                        Accounting Officer)


                                           By:_______________________________
                                              Bradley C. Nelson
Dated:  March 24, 1997                        Vice President and Director