Form 10-Q
period 1997-03-31
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1997-05-13
CIK 857488

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1997
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

                        Commission File Number:  0-16183


                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
-------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             84-1060544
-------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                             March 31,    December 31,
     ASSETS                                                     1997          1996
     ------                                                 ------------  -------------

CASH                                                        $   439,586    $   478,797

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $36,284 and $32,637
  at March 31, 1997 and December 31, 1996, respectively         295,572        373,301

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                     16,728,266     16,234,764
  Less- accumulated depreciation                             (7,475,952)    (7,195,326)
                                                            -----------    -----------

                                                              9,252,314      9,039,438
  Franchise costs and other intangible assets, net of
    accumulated amortization of $12,576,832 and
    $12,551,102 at March 31, 1997 and December 31, 1996,
    respectively                                              2,624,718      2,650,448
                                                            -----------    -----------

         Total investment in cable television properties     11,877,032     11,689,886

DEPOSITS AND PREPAID EXPENSES                                   158,678        185,611
                                                            -----------    -----------

         Total assets                                       $12,770,868    $12,727,595
                                                            ===========    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                         March 31,    December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                           1997           1996
     -------------------------------------------                      -------------  -------------

LIABILITIES:
  Debt                                                                 $  9,850,000   $  9,850,000
  Managing General Partner advances                                          34,683         43,813
  Trade accounts payable and accrued liabilities                            447,369        349,695
  Subscriber prepayments                                                     23,230         23,086
                                                                       ------------   ------------

                  Total liabilities                                      10,355,282     10,266,594
                                                                       ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                         500            500
    Accumulated deficit                                                      (4,310)        (3,856)
                                                                       ------------   ------------

                                                                             (3,810)        (3,356)
                                                                       ------------   ------------

  Limited Partners-
    Net contributed capital
      (164,178 units outstanding at
      March 31, 1997 and December 31, 1996)                              35,824,200     35,824,200
    Accumulated deficit                                                  (3,404,804)    (3,359,843)
    Distributions                                                       (30,000,000)   (30,000,000)
                                                                       ------------   ------------

                                                                          2,419,396      2,464,357
                                                                       ------------   ------------

                  Total liabilities and partners' capital (deficit)    $ 12,770,868   $ 12,727,595
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                 For the Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                      1997          1996
                                                   ----------   -----------
REVENUES                                           $1,852,179   $ 3,050,716

COSTS AND EXPENSES:
  Operating expenses                                1,165,244     1,966,629
  Management fees and allocated overhead from
     General Partners                                 245,155       375,238
  Depreciation and amortization                       319,977       905,176
                                                   ----------   -----------

OPERATING INCOME (LOSS)                               121,803      (196,327)
                                                   ----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                   (165,912)     (263,362)
  Gain on sale of cable television system                   -    22,012,895
  Other, net                                           (1,306)       65,385
                                                   ----------   -----------

         Total other income (expense)                (167,218)   21,814,918
                                                   ----------   -----------

NET INCOME (LOSS)                                  $  (45,415)  $21,618,591
                                                   ==========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partners                                 $     (454)  $    (3,943)
                                                   ==========   ===========

  Limited Partners                                 $  (44,961)  $21,622,534
                                                   ==========   ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT          $(.27)      $131.70
                                                   ==========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                   164,178       164,178
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                   For the Three Months Ended
                                                                          March 31,
                                                                  ----------------------------
                                                                      1997           1996
                                                                  ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ (45,415)   $ 21,618,591
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                   319,977         905,176
      Gain on sale of cable television system                               -     (22,012,895)
      Amortization of interest rate protection contract                     -           8,334
      Decrease in trade receivables                                    77,729         415,101
      Decrease (increase) in deposits, prepaid expenses
        and deferred charges                                           13,312        (381,935)
      Increase (decrease) in trade accounts payable, accrued
        liabilities and subscriber prepayments                         97,818        (743,128)
      Increase (decrease) in Managing General Partner advances         (9,130)        198,140
                                                                    ---------    ------------

           Net cash provided by operating activities                  454,291           7,384
                                                                    ---------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (493,502)       (657,152)
  Proceeds from sale of cable television system                             -      44,235,333
                                                                    ---------    ------------

           Net cash provided by (used in) investing activities       (493,502)     43,578,181
                                                                    ---------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                         -     (22,952,846)
  Distribution to Limited Partners                                          -     (30,000,000)
  Increase in accrued distributions
    to Limited Partners                                                     -      30,000,000
                                                                    ---------    ------------

           Net cash used in financing activities                            -     (22,952,846)
                                                                    ---------    ------------

Increase (decrease) in cash                                           (39,211)     20,632,719

Cash, beginning of period                                             478,797         557,506
                                                                    ---------    ------------

Cash, end of period                                                 $ 439,586    $ 21,190,225
                                                                    =========    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $ 167,625    $    438,897
                                                                    =========    ============

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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at March 31, 1997 and December 31, 1996 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television system serving the areas in and around Roseville, California (the "Roseville System").

(2) Jones Cable Corporation (the "Managing General Partner") a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable") manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three month periods ended March 31, 1997 and 1996 were $92,609 and $152,536, respectively.

     IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Partnership for the three month periods ended March 31, 1997 and 1996 were $9,261 and $15,254, respectively.

     The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of Intercable. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses during the three month periods ended March 31, 1997 and 1996 were $143,285 and $207,448, respectively.

     The Supervising General Partner also may be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the three month periods ended March 31, 1997 and 1996.

(3) On October 14, 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party. The sales price is $30,900,000, subject to normal closing adjustments. Closing of the sale is subject to several closing conditions, including the approval of the holders of a majority of the limited partnership interests in a vote of limited partners to be conducted by mail. Upon closing of the sale of the Roseville System, the Partnership will pay all of its indebtedness, which totaled $9,850,000 at March 31, 1997, a brokerage fee of $386,250 to The Jones Group, Ltd., a wholly owned subsidiary of Intercable, and a brokerage fee of $386,250 to IDS Management Corporation, an affiliate of the Supervising General Partner. For a period of one year following the closing date, $1,550,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. Because the $1,550,000 will remain in escrow for one year following the closing date, this portion of the net sales proceeds, net of claims against such escrow, will not be distributed to limited partners until 1998. The Partnership will distribute the approximate $18,727,500 remaining net proceeds to its limited partners. This distribution will give the Partnership's limited partners an approximate return of

$456 per $1,000 invested in the Partnership. Taking into account the distribution made on the sale of the Partnership's Carmel, Indiana system in 1996 and the anticipated distribution to be made on the sale of the Roseville System in 1997, the limited partners will have received a total of $1,187 for each $1,000 invested in the Partnership. Because the limited partners will receive total distributions that are less than 125 percent of their initial capital contributions, the general partners of the Partnership will receive no distributions from the sale of the Roseville System. Upon the completion of the escrow period related to sale of the Roseville System, the Partnership will distribute the remaining proceeds to limited partners, which, if no claims are made against the escrow, would total approximately $38 for each $1,000 invested in the Partnership and then the Partnership will be liquidated and dissolved.

(4) Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     On October 14, 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party. The sales price is $30,900,000, subject to normal closing adjustments. Closing of the sale is subject to several closing conditions, including the approval of the holders of a majority of the limited partnership interests in a vote of limited partners to be conducted in the first half of 1997. Upon closing of the sale of the Roseville System, the Partnership will pay all of its indebtedness, which totaled $9,850,000 at March 31, 1997, a brokerage fee of $386,250 to The Jones Group, Ltd., a wholly owned subsidiary of Intercable, and a brokerage fee of $386,250 to IDS Management Corporation, an affiliate of the Supervising General Partner. For a period of one year following the closing date, $1,550,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the purchaser under the asset purchase agreement. Because the $1,550,000 will remain in escrow for one year following the closing date, this portion of the net sales proceeds, net of claims against such escrow, will not be distributed to limited partners until 1998. The Partnership will distribute the approximate $18,727,500 remaining net proceeds to its limited partners. This distribution will give the Partnership's limited partners an approximate return of $456 per $1,000 invested in the Partnership. Taking into account the distribution made on the sale of the Partnership's Carmel, Indiana system in 1996 and the anticipated distribution to be made on the sale of the Roseville System in 1997, the limited partners will have received a total of $1,187 for each $1,000 invested in the Partnership. Because the limited partners will receive total distributions that are less than 125 percent of their initial capital contributions, the general partners of the Partnership will receive no distributions from the sale of the Roseville System. Upon the completion of the escrow period related to sale of the Roseville System, the Partnership will distribute the remaining proceeds to limited partners, which, if no claims are made against the escrow, would total approximately $38 for each $1,000 invested in the Partnership and then the Partnership will be liquidated and dissolved.

     For the three months ended March 31, 1997, the Partnership generated net cash from operating activities totaling $454,291. The Partnership expended approximately $493,000 in capital improvements during the first quarter of 1997. Of these improvements, approximately 55 percent related to the construction of cable television plant. Approximately 22 percent related to service drops to homes. The remaining expenditures related to various enhancements in the Partnership's Roseville System. Funding for these expenditures was provided by cash on hand and cash generated from operations. Budgeted capital expenditures for the remainder of 1997 in the Partnership's Roseville System are approximately $947,000. Construction of system extensions will account for approximately 54 percent of these expenditures. Service drops to homes will account for approximately 37 percent of the anticipated expenditures. The remainder of the expenditures relate to various enhancements in the Partnership's Roseville System. As a result of the pending sale of the Roseville System, remaining budgeted capital expenditures for 1997 will be only for various enhancements necessary to maintain the value of the Roseville System until it is sold. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations and, if necessary, borrowings available under the Partnership's credit facility, as discussed below.
Depending upon the timing of the closing of the sale of the Roseville System, the Partnership likely will make only the portion of budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Roseville System.

     At March 31, 1997, the outstanding balance under the Partnership's $10,000,000 revolving credit facility was $9,850,000, leaving $150,000 available for future borrowings. The reducing revolving credit period expires December 31, 2003. The commitment amount reduces quarterly, beginning March 31, 1999. The credit facility will be repaid in full upon the sale of the Roseville System. Interest on the revolving credit facility is at the Partnership's option of the Prime Rate or the London Interbank Offering Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding as of March 31, 1997 and 1996 were 6.78 and 7.70, respectively.

     The Partnership believes that cash on hand and cash generated from operations will be sufficient to fund capital expenditures and other liquidity needs of the Partnership until the Roseville System is sold.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership decreased $1,198,537, or approximately 39 percent, to $1,852,179 for the three months ended March 31, 1997 from $3,050,716 for the similar 1996 period. This decrease was due to the sale of the Carmel System. Disregarding the effect of the Carmel System sale, revenues would have increased $159,431, or approximately 9 percent, to $1,852,179 in 1997 from $1,692,748 in 1996. Increases in the number of basic subscribers in the Partnership's Roseville System accounted for approximately 60 percent of the increase in revenues. Basic subscribers increased 1,423, or approximately 9 percent, to 18,116 at March 31, 1997 compared to 16,693 at March 31, 1996.
Basic service rate increases accounted for approximately 40 percent of the increase in revenues. No other single factor significantly contributed to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $801,385, or approximately 41 percent, to $1,165,244 for the three months ended March 31, 1997 from $1,966,629 for the similar 1996 period. This decrease was due to the sale of the Carmel System. Disregarding the effect of the Carmel System sale, operating expenses increased $105,353, or approximately 10 percent, to $1,165,244 in 1997 from $1,059,891 in
1996. This increase was due to increases in programming fees, which accounted for approximately 53 percent of the increase. No other single factor significantly affected the increase in operating expenses. Operating expenses represented approximately 63 percent of revenue for both of the three month periods ended March 31, 1997 and 1996.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $397,152, or approximately 37 percent, to $686,935 for the three months ended March 31, 1997 compared to $1,084,087 for the similar 1996 period. This decrease was due to the sale of the Carmel System. Disregarding the effect of the Carmel System sale, operating cash flow increased $54,078, or approximately 9 percent, to $686,935 for the three months ended March 31, 1997 compared to $632,857 for the similar 1996 period. This increase was the result of the increase in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partners decreased $130,083, or approximately 35 percent, to $245,155 for the quarter ended March 31, 1997 from $375,238 for the similar 1996 period. This decrease was due to the sale of the Carmel System. Disregarding the effect of the Carmel System sale, management fees and allocated overhead from the General Partners increased $16,811, or approximately 7 percent, to $245,155 in 1997 from $228,344 in 1996.
This increase was due to the increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from the General Partners.

     Depreciation and amortization expense decreased $585,199, or approximately 65 percent, to $319,977 for the quarter ended March 31, 1997 from $905,176 for the similar 1996 period. This decrease was due to the sale of the Carmel System. Disregarding the effect of the Carmel System sale, depreciation and amortization expense decreased $138,969, or approximately 30 percent, to $319,977 in 1997 from $458,946 in 1996. This decrease was due to the maturation of the Partnership's asset base.

     The Partnership reported operating income of $121,803 for the quarter ended March 31, 1997 compared to a loss of $196,327 for the similar 1996 period. Disregarding the effect of the Carmel System sale, the Partnership reported operating income of $121,803 for the three months ended March 31, 1997 compared to an operating loss of $54,433 for the similar 1996 period. This change was due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $97,450, or approximately 37 percent, to $165,912 for the three months ended March 31, 1997 from $263,362 for the comparable 1996 period. This decrease was primarily due to the lower outstanding balances on the Partnership's interest bearing obligations.

     The Partnership recognized a gain of $22,012,895 related to the sale of the Carmel System in February 1996. No similar gain was recognized in 1997.

     The Partnership reported a net loss of $45,415 for the three months ended March 31, 1997 compared to net income of $21,618,591 for the similar 1996 period. This change was due to the gain on the sale of the Carmel System.

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


                                         IDS/JONES GROWTH PARTNERS 87-A, LTD.
                                         BY: JONES CABLE CORPORATION
                                             Managing General Partner



                                         By: /S/ Kevin P. Coyle
                                             ------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  May 13, 1997