Form 10-Q
period 1997-06-30
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1997-08-13
CIK 857488

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

                        Commission File Number:  0-16183


                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1060544
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                              June 30,    December 31,
ASSETS                                                          1997          1996
------                                                     ------------  -------------

CASH                                                        $   444,886    $   478,797

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $65,506 and $32,637
  at June 30, 1997 and December 31, 1996, respectively          250,611        373,301

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                     16,999,591     16,234,764
  Less- accumulated depreciation                             (7,773,711)    (7,195,326)
                                                            -----------    -----------

                                                              9,225,880      9,039,438
  Franchise costs and other intangible assets, net of
    accumulated amortization of $12,611,140 and
    $12,551,102 at June 30, 1997 and December 31, 1996,
    respectively                                              2,590,410      2,650,448
                                                            -----------    -----------

         Total investment in cable television properties     11,816,290     11,689,886

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                      52,545        185,611
                                                            -----------    -----------

         Total assets                                       $12,564,332    $12,727,595
                                                            ===========    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                         June 30,     December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                1997           1996
-------------------------------------------                           -------------  -------------

LIABILITIES:
  Debt                                                                 $  9,650,000   $  9,850,000
  Managing General Partner advances                                          87,417         43,813
  Trade accounts payable and accrued liabilities                            383,636        349,695
  Subscriber prepayments                                                     28,006         23,086
                                                                       ------------   ------------

                  Total liabilities                                      10,149,059     10,266,594
                                                                       ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                         500            500
    Accumulated deficit                                                      (4,313)        (3,856)
                                                                       ------------   ------------

                                                                             (3,813)        (3,356)
                                                                       ------------   ------------

  Limited Partners-
    Net contributed capital
      (164,178 units outstanding at
      June 30, 1997 and December 31, 1996)                               35,824,200     35,824,200
    Accumulated deficit                                                  (3,405,114)    (3,359,843)
    Distributions                                                       (30,000,000)   (30,000,000)
                                                                       ------------   ------------

                                                                          2,419,086      2,464,357
                                                                       ------------   ------------

                  Total liabilities and partners' capital (deficit)    $ 12,564,332   $ 12,727,595
                                                                       ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                           For the Three Months Ended     For the Six Months Ended
                                                                     June 30,                     June 30,
                                                           --------------------------     ------------------------

                                                              1997          1996             1997         1996
                                                           ----------    ----------       ----------   -----------

REVENUES                                                   $1,958,758    $1,779,087       $3,810,937   $ 4,829,803

COSTS AND EXPENSES:
  Operating expenses                                        1,159,505     1,082,147        2,324,749     3,048,776
  Management fees and allocated overhead
    from General Partners                                     223,198       225,986          468,353       601,224
  Depreciation and amortization                               339,818       286,917          659,795     1,192,093
                                                           ----------    ----------       ----------   -----------

OPERATING INCOME (LOSS)                                       236,237       184,037          358,040       (12,290)
                                                           ----------    ----------       ----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                           (173,229)     (158,267)        (339,141)     (421,629)
  Gain on sale of cable television system                          -             -                -     21,096,325
  Other, net                                                  (63,321)      (24,123)         (64,627)       41,262
                                                           ----------    ----------       ----------   -----------

         Total other income (expense)                        (236,550)     (182,390)        (403,768)   20,715,958
                                                           ----------    ----------       ----------   -----------

NET INCOME (LOSS)                                          $     (313)   $    1,647       $  (45,728)  $20,703,668
                                                           ==========    ==========       ==========   ===========

ALLOCATION OF NET INCOME (LOSS):
    General Partners                                       $       (3)   $       16       $     (457)  $   241,417
                                                           ==========    ==========       ==========   ===========

    Limited Partners                                       $     (310)   $    1,631       $  (45,271)  $20,462,251
                                                           ==========    ==========       ==========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                         $      -      $      .01       $     (.28)  $    124.63
                                                           ==========    ==========       ==========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                               164,178       164,178           164,178      164,178
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                   For the Six Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                     1997          1996
                                                                  -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $ (45,728)  $ 20,703,668
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                  659,795      1,192,093
      Gain on sale of cable television system                              -    (21,096,325)
      Decrease in trade receivables                                  122,690        362,332
      Decrease (increase) in deposits, prepaid expenses and
        other assets                                                 111,694       (117,572)
      Increase (decrease) in trade accounts payable, accrued
        liabilities and subscriber prepayments                        38,861       (669,754)
      Increase (decrease) in Managing General Partner advances        43,604       (448,872)
                                                                   ---------   ------------

           Net cash provided by (used in) operating activities       930,916        (74,430)
                                                                   ---------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (764,827)    (1,049,734)
  Proceeds from sale of cable television system                            -     44,235,333
                                                                   ---------   ------------

           Net cash provided by (used in) investing activities      (764,827)    43,185,599
                                                                   ---------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                 (200,000)   (13,381,227)
  Distribution to Limited Partners                                         -    (30,000,000)
                                                                   ---------   ------------

           Net cash used in financing activities                    (200,000)   (43,381,227)
                                                                   ---------   ------------

Decrease in cash                                                     (33,911)      (270,058)

Cash, beginning of period                                            478,797        557,506
                                                                   ---------   ------------

Cash, end of period                                                $ 444,886   $    287,448
                                                                   =========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $ 397,335   $    530,146
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at June 30, 1997 and December 31, 1996, its results of operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television system serving the areas in and around Roseville, California (the "Roseville System").

(2) On October 14, 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party (the "Purchaser"). The sales price is $30,983,500, including $83,500 attributable to revenue and subscriber adjustments, and is subject to normal closing adjustments. The sale was subject to the approval of the holders of a majority of the limited partnership interests in the Partnership. As of August 6, 1997, the holders of a majority of the limited partnership interests had voted to approve the sale of the Roseville System to the Purchaser. Closing of the sale nevertheless is still subject to two material closing conditions. The Partnership and the Purchaser will have to satisfy certain concerns of the United States Department of Justice about the potential anti-competitive effects of the transaction before the Partnership will be permitted to close the sale of the Roseville System to the Purchaser. The Partnership cannot predict if the concerns of the Department of Justice will be satisfied, but the Partnership and the Purchaser anticipate that the Department of Justice will issue a ruling in early September 1997. If the Department of Justice rules against the transaction, the closing may not occur until such ruling is appealed and overturned or at all. In addition, because the Purchaser is affiliated with the company that provides telephone services in the geographical area in which the Roseville System provides cable television services, a waiver from the Federal Communications Commission (the "FCC") of Section 652 of the Telecommunications Act of 1996, which prohibits the acquisition by a telephone company and its affiliates of cable systems in the telephone company's service area, is necessary to permit the Purchaser to consummate the purchase of the Roseville System. The Purchaser is actively seeking this waiver from the FCC but there can be no assurance if or when the waiver will be granted. If the FCC denies the waiver request, the closing may not occur until such decision is appealed and reversed or at all.

     Upon closing of the proposed sale of the Roseville System, which, subject to the satisfaction of the two aforementioned closing conditions, is expected to occur before the end of the year, the Partnership will pay all of its indebtedness, which totaled $9,650,000 at June 30, 1997, a brokerage fee of $387,294 to The Jones Group, Ltd., a wholly owned subsidiary of Intercable, and a brokerage fee of $387,294 to IDS Management Corporation, an affiliate of the Supervising General Partner. For a period of one year following the closing date, $1,550,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the Purchaser under the asset purchase agreement. Because the $1,550,000 will remain in escrow for one year following the closing date, this portion of the net sales proceeds, net of claims against such escrow, will not be distributed to limited partners until 1998, if at all. The Partnership will distribute the approximate $19,257,886 remaining net proceeds to its limited partners. This distribution will give the Partnership's limited partners an approximate return of $469 per $1,000 invested in the Partnership. Taking into account the prior distribution to limited partners made on the sale of the Partnership's Carmel, Indiana system in 1996 and the anticipated distribution to be made on the sale of the Roseville System in 1997, the limited partners are expected to receive a total of $1,200 for each $1,000 invested in the Partnership. Because the limited partners will receive total distributions that are less than 125 percent of their initial capital contributions, the general partners of the Partnership will receive no general partner distributions from the Partnership. Upon the completion of the escrow period related to sale of the Roseville System, the Partnership will distribute the remaining proceeds to limited partners, which, if no claims are made against the escrow, would total approximately $38 for each $1,000 invested in the Partnership and then the Partnership will be liquidated and dissolved.

(3) Jones Cable Corporation (the "Managing General Partner"), a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and six month periods ended June 30, 1997 were $97,938 and $190,547, respectively, compared to $88,954 and $241,490, respectively, for the three and six month periods ended June 30, 1996.

     IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Partnership for the three and six month periods ended June 30, 1997 were $9,794 and $19,055, respectively, compared to $8,895 and $24,149, respectively, for the three and six month periods ended June 30, 1996.

     The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of Intercable. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1997 were $115,466 and $258,751, respectively, compared to $128,137 and $335,585, respectively, for the three and six month periods ended June 30, 1996.

     The Supervising General Partner also may be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1997 and 1996.

(4) Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     On October 14, 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party (the "Purchaser"). The sales price is $30,983,500, including $83,500 attributable to revenue and subscriber adjustments, and is subject to normal closing adjustments. The sale was subject to the approval of the holders of a majority of the limited partnership interests in the Partnership. As of August 6, 1997, the holders of a majority of the limited partnership interests had voted to approve the sale of the Roseville System to the Purchaser. Closing of the sale nevertheless is still subject to two material closing conditions. The Partnership and the Purchaser will have to satisfy certain concerns of the United States Department of Justice about the potential anti-competitive effects of the transaction before the Partnership will be permitted to close the sale of the Roseville System to the Purchaser. The Partnership cannot predict if the concerns of the Department of Justice will be satisfied, but the Partnership and the Purchaser anticipate that the Department of Justice will issue a ruling in early September 1997. If the Department of Justice rules against the transaction, the closing may not occur until such ruling is appealed and overturned or at all. In addition, because the Purchaser is affiliated with the company that provides telephone services in the geographical area in which the Roseville System provides cable television services, a waiver from the Federal Communications Commission (the "FCC") of Section 652 of the Telecommunications Act of 1996, which prohibits the acquisition by a telephone company and its affiliates of cable systems in the telephone company's service area, is necessary to permit the Purchaser to consummate the purchase of the Roseville System. The Purchaser is actively seeking this waiver from the FCC but there can be no assurance if or when the waiver will be granted. If the FCC denies the waiver request, the closing may not occur until such decision is appealed and reversed or at all.

     Upon closing of the sale of the Roseville System, which, subject to the satisfaction of the two aforementioned closing conditions, is expected to occur before the end of the year, the Partnership will pay all of its indebtedness, which totaled $9,650,000 at June 30, 1997, a brokerage fee of $387,294 to The Jones Group, Ltd., a wholly owned subsidiary of Intercable, and a brokerage fee of $387,294 to IDS Management Corporation, an affiliate of the Supervising General Partner. For a period of one year following the closing date, $1,550,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the Purchaser under the asset purchase agreement. Because the $1,550,000 will remain in escrow for one year following the closing date, this portion of the net sales proceeds, net of claims against such escrow, will not be distributed to limited partners until 1998, if at all. The Partnership will distribute the approximate $19,257,886 remaining net proceeds to its limited partners. This distribution will give the Partnership's limited partners an approximate return of $469 per $1,000 invested in the Partnership. Taking into account the distribution made on the sale of the Partnership's Carmel, Indiana system in 1996 and the anticipated distribution to be made on the sale of the Roseville System in 1997, the limited partners are expected to receive a total of $1,200 for each $1,000 invested in the Partnership. Because the limited partners will receive total distributions that are less than 125 percent of their initial capital contributions, the general partners of the Partnership will receive no general partner distributions from the Partnership. Upon the completion of the escrow period related to sale of the Roseville System, the Partnership will distribute the remaining proceeds to limited partners, which, if no claims are made against the escrow, would total approximately $38 for each $1,000 invested in the Partnership and then the Partnership will be liquidated and dissolved.

     For the six months ended June 30, 1997, the Partnership generated net cash from operating activities totaling $930,916. The Partnership expended approximately $765,000 in capital improvements during the first half of 1997.
Of these improvements, approximately 55 percent related to the construction of cable television plant. Approximately 26 percent related to service drops to homes. Funding for these expenditures was provided by cash on hand and cash generated from operations. Budgeted capital expenditures for the remainder of 1997 in the Partnership's Roseville System are approximately $676,000. Construction of system extensions will account for approximately 54 percent of these expenditures. Service drops to homes will account for approximately 30 percent of the anticipated expenditures. These capital expenditures are necessary to maintain the value of the Roseville System until it is sold. Depending upon the timing of the closing of the sale of the Roseville System, the Partnership likely will make only the portion of budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Roseville System. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations and, if necessary, borrowings available under the Partnership's credit facility, as discussed below.

     At June 30, 1997, the outstanding balance under the Partnership's $10,000,000 revolving credit facility was $9,650,000, leaving $350,000 available for future borrowings. The reducing revolving credit period expires December 31, 2003. The commitment amount reduces quarterly, beginning March 31, 1999. The credit facility will be repaid in full if and when the Roseville System is sold. Interest on the revolving credit facility is at the Partnership's option of the Prime Rate or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding as of June 30, 1997 and 1996 were 7.10 and 6.82, respectively.

   The Partnership believes that cash on hand and cash generated from operations will be sufficient to fund capital expenditures and other liquidity needs of the Partnership until the Roseville System is sold.

RESULTS OF OPERATIONS
---------------------

     The Partnership previously owned and operated the cable television system serving the areas in and around Carmel, Indiana (the "Carmel System"). As a result of the sale of the Carmel System in February 1996, the following discussion of the Partnership's results of operations, through operating income, pertains only to the results of operations of the Roseville System for all periods discussed.

     Revenues of the Roseville System increased $179,671, or approximately 10 percent, to $1,958,758 for the three month period ended June 30, 1997 from $1,779,087 for the similar period in 1996. Revenues increased $339,103, or approximately 10 percent, to $3,810,937 for the six month period ended June 30, 1997 from $3,471,834 for the similar period in 1996. Increases in the number of basic subscribers in the Partnership's Roseville System accounted for approximately 50 and 54 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1997. The number of basic subscribers in the Roseville System increased by 1,033 subscribers, or approximately 6 percent, to 18,381 subscribers at June 30, 1997 from 17,348 subscribers for the similar period in 1996. Basic service rate increases accounted for approximately 47 and 46 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1997. No other single factor significantly contributed to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's Roseville System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $99,008, or approximately 9 percent, to $1,154,282 for the three month period ended June 30, 1997 from $1,055,274 for the similar period in 1996. Operating expenses increased $204,361, or approximately 10 percent, to $2,319,526 for the six month period ended June 30, 1997 from $2,115,165 for the similar period in 1996. These increases were primarily due to increases in programming fees, which accounted for
approximately    72 percent of the three month increase and 78 percent of the six month increase. No other single factor significantly affected the increase in operating expenses. Operating expenses represented 59 percent of revenues for both three month periods ended June 30, 1997 and 1996, and 61 percent for both six month periods ended June 30, 1997 and 1996.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $80,663, or approximately 11 percent, to $804,476 for the three months ended June 30, 1997 compared to $723,813 for the similar 1996 period. Operating cash flow increased $134,742, or approximately 10 percent, to $1,491,411 for the six months ended June 30, 1997 compared to $1,356,669 for the similar 1996 period. These increases were the result of the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partners increased $5,411, or approximately 3 percent, to $223,198 for the three month period ended June 30, 1997 from $217,787 for the similar period in 1996. Management fees and allocated overhead from the General Partner increased $36,512, or approximately 8 percent, to $468,353 for the six month period ended June 30, 1997 from $431,841 for the similar period in 1996. These increases were due to the increases in revenues, upon which such management fees and allocations are based, partially offset by a decrease in certain expenses allocated from the General Partners.

     Depreciation and amortization expense increased $52,901, or approximately 18 percent, to $339,818 for the three month period ended June 30, 1997 from $286,917 for the similar period in 1996. This increase was due to an increase in the Partnership's asset base. Depreciation and amortization expense decreased $86,068, or approximately 12 percent, to $659,795 for the six month period ended June 30, 1997 from $745,863 for the similar period in 1996. This decrease was primarily due to the maturation of a portion of the Partnership's asset base.

     Operating income increased $22,351, or approximately 10 percent, to $241,460 for the three month period ended June 30, 1997 from $219,109 for the similar period in 1996. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense. Operating income increased $184,298 to $363,263 for the six month period ended June 30, 1997 compared to $178,965 for the similar period in 1996. This increase was due to the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense of the Partnership increased $14,962, or approximately 9 percent, to $173,229 for the three month period ended June 30, 1997 from $158,267 for the similar period in 1996. This increase was due to higher effective interest rates. Interest expense of the Partnership decreased $82,488, or approximately 20 percent, to $339,141 for the six month period ended June 30, 1997 from $421,629 for the similar period in 1996. This decrease was a result of lower outstanding balances on the Partnership's interest bearing obligations.

     The Partnership reported a gain on the sale of its Carmel System of $21,096,325 for the six month period ended June 30, 1996. No such gain was reported in the similar 1997 period.

     The Partnership reported a net loss of $313 for the three months ended June 30, 1997 compared to net income of $1,647 for the similar 1996 period. This change was due to the factors discussed above. The Partnership reported a net loss of $45,728 for the six months ended June 30, 1997 compared to net income of $20,462,251 for the similar 1996 period. This change was primarily due to the Partnership reporting a gain on the sale of the Carmel System during the six months ended June 30, 1996, while no similar gain was reported for the comparable 1997 period.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The sale of the Roseville System was subject to the approval of the holders of a majority of the limited partnership interests in the Partnership. Limited partners of record at the close of business on May 30, 1997 were entitled to notice of, and to participate in, this vote of limited partners. A proxy statement dated June 16, 1997 was mailed to all limited partners of record as of May 30, 1997 in connection with this vote. Following are the results of the vote of the limited partners as of August 6, 1997:


       No. of
      Interests       Approved       Against      Abstained     Did Not Vote
     Entitled to      --------       -------      ---------     ------------
        Vote          No.      %     No.     %     No.     %     No.      %
      --------        ---     ---    ---    ---    ---    ---    ---     ---
       164,178        88,984  54.2   1,149  0.7    1,970  1.2    72,075  43.9

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

Dated:  August 13, 1997