Form 10-Q
period 1997-09-30
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1997-11-13
CIK 857488

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended September 30, 1997
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from              to
                              --------------  ---------------

                      Commission File Number:  0-16183


                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter


Colorado                                                              84-1060544
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#


   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                             September 30,   December 31,
ASSETS                                                            1997           1996
------                                                       --------------  -------------

CASH                                                           $   368,058    $   478,797

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $34,906 and $32,637
  at September 30, 1997 and December 31, 1996,
  respectively                                                     334,851        373,301

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                        17,394,979     16,234,764
  Less- accumulated depreciation                                (8,083,489)    (7,195,326)
                                                               -----------    -----------

                                                                 9,311,490      9,039,438
  Franchise costs and other intangible assets, net of
    accumulated amortization of $12,636,869 and
    $12,551,102 at September 30, 1997 and
    December 31, 1996, respectively                              2,564,681      2,650,448
                                                               -----------    -----------

          Total investment in cable television properties       11,876,171     11,689,886

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                        652,329        185,611
                                                               -----------    -----------

          Total assets                                         $13,231,409    $12,727,595
                                                               ===========    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                          September 30,   December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                    1997           1996
-------------------------------------------                               --------------  -------------

LIABILITIES:
  Debt                                                                     $ 10,000,000   $  9,850,000
  Managing General Partner advances                                             235,245         43,813
  Trade accounts payable and accrued liabilities                                478,260        349,695
  Subscriber prepayments                                                         30,638         23,086
                                                                           ------------   ------------

               Total liabilities                                             10,744,143     10,266,594
                                                                           ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                             500            500
    Accumulated deficit                                                          (3,593)        (3,856)
                                                                           ------------   ------------

                                                                                 (3,093)        (3,356)
                                                                           ------------   ------------

  Limited Partners-
    Net contributed capital (164,178 units
      outstanding at September 30, 1997 and
      December 31, 1996)                                                     35,824,200     35,824,200
    Accumulated deficit                                                      (3,333,841)    (3,359,843)
    Distributions                                                           (30,000,000)   (30,000,000)
                                                                           ------------   ------------

                                                                              2,490,359      2,464,357
                                                                           ------------   ------------

               Total liabilities and partners' capital (deficit)           $ 13,231,409   $ 12,727,595
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                            For the Three Months Ended      For the Nine Months Ended
                                                   September 30,                  September 30,
                                            --------------------------      -------------------------
                                               1997             1996           1997           1996
                                            ----------      ----------      ----------    -----------
REVENUES                                    $1,985,086      $1,820,069      $5,796,023    $ 6,649,872

COSTS AND EXPENSES:
 Operating expenses                          1,153,796       1,084,676       3,478,545      4,133,452
 Management fees and allocated overhead
  from General Partners                        227,515         214,590         695,868        815,814
 Depreciation and amortization                 349,441         279,754       1,009,236      1,471,847
                                            ----------      ----------      ----------    -----------

OPERATING INCOME                               254,334         241,049         612,374        228,759
                                            ----------      ----------      ----------    -----------

OTHER INCOME (EXPENSE):
 Interest expense                             (178,490)       (163,629)       (517,631)      (585,258)
 Gain on sale of cable television system             -               -               -     21,096,325
 Other, net                                     (3,851)        (38,647)        (68,478)         2,615
                                            ----------      ----------      ----------    -----------

   Total other income (expense)               (182,341)       (202,276)       (586,109)    20,513,682
                                            ----------      ----------      ----------    -----------

NET INCOME                                  $   71,993      $   38,773      $   26,265    $20,742,441
                                            ==========      ==========      ==========    ===========

ALLOCATION OF NET INCOME:
  General Partners                          $      710      $      388      $      263    $   241,805
                                            ==========      ==========      ==========    ===========

  Limited Partners                          $   71,283      $   38,385      $   26,002    $20,500,636
                                            ==========      ==========      ==========    ===========

NET INCOME PER LIMITED
 PARTNERSHIP UNIT                                 $.43            $.23            $.16        $124.87
                                            ==========      ==========      ==========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                 164,178         164,178         164,178        164,178
                                            ==========      ==========      ==========    ===========

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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                    ---------------------------
                                                                        1997          1996
                                                                    ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $    26,265   $ 20,742,441
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   1,009,236      1,471,847
      Gain on sale of cable television system                                 -    (21,096,325)
      Decrease in trade receivables                                      38,450        346,163
      Increase in deposits, prepaid expenses and
        deferred charges                                               (502,024)      (196,317)
      Increase (decrease) in trade accounts payable,
        accrued liabilities and subscriber prepayments                  136,117       (896,903)
                                                                    -----------   ------------

             Net cash provided by operating activities                  708,044        370,906
                                                                    -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (1,160,215)    (1,419,289)
  Proceeds from sale of cable television system                               -     44,235,333
                                                                    -----------   ------------

             Net cash provided by (used in) investing activities     (1,160,215)    42,816,044
                                                                    -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                              350,000      9,895,965
  Repayment of debt                                                    (200,000)   (23,027,192)
  Distribution to Limited Partners                                            -    (30,000,000)
  Increase (decrease) in Managing General Partner
    advances                                                            191,432       (448,872)
                                                                    -----------   ------------

             Net cash provided by (used in) financing activities        341,432    (43,580,099)
                                                                    -----------   ------------

Decrease in cash                                                       (110,739)      (393,149)

Cash, beginning of period                                               478,797        557,506
                                                                    -----------   ------------

Cash, end of period                                                 $   368,058   $    164,357
                                                                    ===========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $   575,256   $    878,928
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at September 30, 1997 and December 31, 1996, its results of operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television system serving the areas in and around Roseville, California (the "Roseville System").

(2) On October 14, 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party (the "Purchaser"). This agreement has been amended to extend the outside closing date to December 15, 1997. The sales price is $30,983,500, including $83,500 attributable to revenue and subscriber adjustments, and is subject to customary closing adjustments. The sale was approved by the holders of a majority of the limited partnership interests in the Partnership. Closing of the sale nevertheless is still subject to a material closing condition. Because the Purchaser is affiliated with the company that provides telephone services in the geographical area in which the Roseville System provides cable television services, a waiver from the Federal Communications Commission (the "FCC") of Section 652 of the Telecommunications Act of 1996, which prohibits the acquisition by a telephone company and its affiliates of cable systems in the telephone company's service area, is necessary to permit the Purchaser to consummate the purchase of the Roseville System. The Purchaser is actively seeking this waiver from the FCC but there can be no assurance if or when the waiver will be granted. If the FCC denies the waiver request, the closing may not occur until such decision is appealed and reversed or at all.

     If the proposed sale of the Roseville System closes by December 15, 1997, the Partnership will pay all of its indebtedness, which totaled $10,000,000 at September 30, 1997, a brokerage fee of $387,294 to The Jones Group, Ltd., a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable") and a brokerage fee of $387,294 to IDS Management Corporation, an affiliate of the Supervising General Partner. For a period of one year following the closing date, $1,550,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the Purchaser under the asset purchase agreement. Because the $1,550,000 will remain in escrow for one year following the closing date, this portion of the net sales proceeds, net of claims against such escrow, will not be distributed to limited partners until late 1998, if at all. If the sale closes, the Partnership will distribute the approximate $18,945,472 remaining net proceeds to its limited partners. This distribution would give the Partnership's limited partners an approximate return of $462 per $1,000 invested in the Partnership. Taking into account the prior distribution to limited partners made on the sale of the Partnership's Carmel, Indiana system in 1996 and the anticipated distribution to be made on the sale of the Roseville System in 1997, the limited partners are expected to receive a total of $1,193 for each $1,000 invested in the Partnership. Because the limited partners will receive total distributions that are less than 125 percent of their initial capital contributions, the general partners of the Partnership will receive no general partner distributions from the Partnership. Upon the completion of the escrow period related to the sale of the Roseville System, the Partnership will distribute the remaining proceeds to limited partners, which, if no claims are made against the escrow, would total approximately $38 for each $1,000 invested in the Partnership and then the Partnership will be dissolved.

(3) Jones Cable Corporation (the "Managing General Partner"), a wholly owned subsidiary of Intercable, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and nine month periods ended September 30, 1997 were $99,254 and $289,801, respectively, compared to $91,003 and $332,494, respectively, for the three and nine month periods ended September 30, 1996.

     IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Partnership for the three and nine month periods ended September 30, 1997 were $9,925 and $28,980, respectively, compared to $9,100 and $33,249, respectively, for the three and nine month periods ended September 30, 1996.

     The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of Intercable. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1997 were $118,336 and $377,087, respectively, compared to $114,487 and $450,071, respectively, for the three and nine month periods ended September 30, 1996.

     The Supervising General Partner also may be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1997 and 1996.

(4) Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     On October 14, 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party (the "Purchaser"). This agreement has been amended to extend the outside closing date to December 15, 1997. The sales price is $30,983,500, including $83,500 attributable to revenue and subscriber adjustments, and is subject to customary closing adjustments. The sale was approved by the holders of a majority of the limited partnership interests in the Partnership. Closing of the sale nevertheless is still subject to a material closing condition. Because the Purchaser is affiliated with the company that provides telephone services in the geographical area in which the Roseville System provides cable television services, a waiver from the Federal Communications Commission (the "FCC") of Section 652 of the Telecommunications Act of 1996, which prohibits the acquisition by a telephone company and its affiliates of cable systems in the telephone company's service area, is necessary to permit the Purchaser to consummate the purchase of the Roseville System. The Purchaser is actively seeking this waiver from the FCC but there can be no assurance if or when the waiver will be granted. If the FCC denies the waiver request, the closing may not occur until such decision is appealed and reversed or at all.

     If the proposed sale of the Roseville System closes by December 15, 1997, the Partnership will pay all of its indebtedness, which totaled $10,000,000 at September 30, 1997, a brokerage fee of $387,294 to The Jones Group, Ltd., a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable") and a brokerage fee of $387,294 to IDS Management Corporation, an affiliate of the Supervising General Partner. For a period of one year following the closing date, $1,550,000 of the sale proceeds will remain in escrow as security for the Partnership's agreement to indemnify the Purchaser under the asset purchase agreement. Because the $1,550,000 will remain in escrow for one year following the closing date, this portion of the net sales proceeds, net of claims against such escrow, will not be distributed to limited partners until late 1998, if at all. If the sale closes, the Partnership will distribute the approximate $18,945,472 remaining net proceeds to its limited partners. This distribution would give the Partnership's limited partners an approximate return of $462 per $1,000 invested in the Partnership. Taking into account the prior distribution to limited partners made on the sale of the Partnership's Carmel, Indiana system in 1996 and the anticipated distribution to be made on the sale of the Roseville System in 1997, the limited partners are expected to receive a total of $1,193 for each $1,000 invested in the Partnership. Because the limited partners will receive total distributions that are less than 125 percent of their initial capital contributions, the general partners of the Partnership will receive no general partner distributions from the Partnership. Upon the completion of the escrow period related to the sale of the Roseville System, the Partnership will distribute the remaining proceeds to limited partners, which, if no claims are made against the escrow, would total approximately $38 for each $1,000 invested in the Partnership and then the Partnership will be dissolved.

     For the nine months ended September 30, 1997, the Partnership generated net cash from operating activities totaling approximately $708,044. The Partnership expended approximately $1,160,000 in capital improvements during the first nine months of 1997. Of these improvements, approximately 56 percent related to plant extensions. Approximately 24 percent related to service drops to homes. The remainder of the expenditures was used to maintain the value of the Roseville System. Funding for these expenditures was provided by cash on hand, cash generated from operations, borrowings under the Partnership's credit facility and advances from the Managing General Partner. Budgeted capital expenditures for the remainder of 1997 in the Partnership's Roseville System are approximately $321,000. Plant extensions will account for approximately 42 percent of these expenditures. Service drops to homes will account for approximately 36 percent of the anticipated expenditures. The remainder of the anticipated expenditures is necessary to maintain the value of the Roseville System until it is sold. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and, if necessary and in its discretion, advances from the Managing General Partner.

     At September 30, 1997, the outstanding balance was the maximum of $10,000,000. The reducing revolving credit period expires December 31, 2003. The commitment amount reduces quarterly, beginning March 31, 1999. The credit facility will be repaid in full if and when the sale of the Roseville System is closed. Interest on the revolving credit facility is at the Partnership's option of the Prime Rate or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding as of September 30, 1997 and 1996 were 6.94 and 6.75, respectively.

     The Partnership believes that cash on hand, cash generated from operations and, if necessary and in its discretion, advances from the Managing General Partner will be sufficient to fund capital expenditures and other liquidity needs of the Partnership until the Roseville System is sold.

RESULTS OF OPERATIONS
---------------------

     The Partnership sold its Carmel System in February 1996. The following discussion of the Partnership's results of operations, through operating income, pertains only to the results of operations of the Roseville System for all periods discussed.

     Revenues of the Roseville System increased $165,017, or approximately 9 percent, to $1,985,086 for the three month period ended September 30, 1997 from $1,820,069 for the similar period in 1996. Revenues increased $504,120, or approximately 10 percent, to $5,796,023 for the nine month period ended September 30, 1997 from $5,291,903 for the similar period in 1996. Increases in the number of basic subscribers in the Partnership's Roseville System accounted for approximately 50 and 54 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1997. The number of basic subscribers in the Roseville System increased by 1,244 subscribers, or approximately 7 percent, to 18,819 subscribers at September 30, 1997 from 17,575 subscribers for the similar period in 1996. Basic service rate increases accounted for approximately 49 and 46 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1997. No other single factor significantly contributed to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's Roseville System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $69,120, or approximately 6 percent, to $1,153,796 for the three month period ended September 30, 1997 from $1,084,676 for the similar period in 1996. Operating expenses increased $280,695, or approximately 9 percent, to $3,478,545 for the nine month period ended September 30, 1997 from $3,197,850 for the similar period in 1996. These increases were primarily due to increases in programming fees. No other single factor significantly affected the increase in operating expenses. Operating expenses represented 58 and 60 percent, respectively, of revenues for the three month periods ended September 30, 1997 and 1996, and 60 percent for both nine month periods ended September 30, 1997 and 1996.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $95,897, or approximately 13 percent, to $831,290 for the three months ended September 30, 1997 compared to $735,393 for the similar 1996 period. Operating cash flow increased $223,425, or approximately 11 percent, to $2,317,478 for the nine months ended September 30, 1997 compared to $2,094,053 for the similar 1996 period. These increases were the result of the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partners increased $12,925, or approximately 6 percent, to $227,515 for the three month period ended September 30, 1997 from $214,590 for the similar period in 1996. Management fees and allocated overhead from the General Partner increased $49,437, or approximately 8 percent, to $695,868 for the nine month period ended September 30, 1997 from $646,431 for the similar period in 1996. These increases were due to the increases in revenues, upon which such management fees and allocations are based.

     Depreciation and amortization expense increased $69,687, or approximately 25 percent, to $349,441 for the three month period ended September 30, 1997 from $279,754 for the similar period in 1996. This increase was due to an increase in the Partnership's asset base. Depreciation and amortization expense decreased $16,382, or approximately 2 percent, to $1,009,236 for the nine month period ended September 30, 1997 from $1,025,618 for the similar period in 1996. This decrease was primarily due to the maturation of a portion of the Partnership's asset base.

     Operating income increased $13,285, or approximately 6 percent, to $254,334 for the three month period ended September 30, 1997 from $241,049 for the similar period in 1996. This increase was due to the increase in operating cash flow exceeding the increase in depreciation and amortization expense. Operating income increased $190,370, or approximately 45 percent, to $612,374 for the nine month period ended September 30, 1997 compared to $422,004 for the similar period in 1996. This increase was due to the increase in operating cash flow and decrease in depreciation and amortization expense.

     Interest expense of the Partnership increased $14,861, or approximately 9 percent, to $178,490 for the three month period ended September 30, 1997 from $163,629 for the similar period in 1996. This increase was due to higher effective interest rates and higher outstanding balances. Interest expense of the Partnership decreased $67,627, or approximately 12 percent, to $517,631 for the nine month period ended September 30, 1997 from $585,258 for the similar period in 1996. This decrease was a result of lower outstanding balances on the Partnership's interest bearing obligations.

     The Partnership reported a gain on the sale of its Carmel System of $21,096,325 for the nine month period ended September 30, 1996. No similar gain was reported in 1997.

     The Partnership reported net income of $71,993 for the three months ended September 30, 1997 compared to net income of $38,773 for the similar 1996 period. This change was due to the factors discussed above. The Partnership reported net income of $26,265 for the nine months ended September 30, 1997 compared to net income of $20,742,441 for the similar 1996 period. This change was primarily due to the gain on the sale of the Carmel System.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The sale of the Roseville System was subject to the approval of the holders of a majority of the limited partnership interests in the Partnership. Limited partners of record at the close of business on May 30, 1997 were entitled to notice of, and to participate in, this vote of limited partners. A proxy statement dated June 16, 1997 was mailed to all limited partners of record as of May 30, 1997 in connection with this vote. Following are the results of the vote of the limited partners:


         No. of
        Interests       Approved        Against     Abstained    Did Note Vote
        Entitled to     -----------    ---------    ---------    -------------
          Vote          No.      %     No.    %     No.    %     No.        %
       ------------     ---     ---    ---   ---    ---   ---    ----      ---
         164,178       88,932  54.2   1,165  0.7   2,000  1.2   72,081    43.9

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


                                         IDS/JONES GROWTH PARTNERS 87-A, LTD.
                                         BY:  JONES CABLE CORPORATION
                                              Managing General Partner



                                         By:  /S/ Kevin P. Coyle
                                              ----------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  November 13, 1997