Form 10-K405
period 1997-12-31
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1998-03-26
CIK 857488

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997
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

               Yes    x                                        No
                     ---                                       ---

State the aggregate market value of the voting stock held by non-affiliates of
the registrant:     N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((s)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part iii of this Form 10-k
or any amendment to this Form 10-k.    x
                                      ---

               DOCUMENTS INCORPORATED BY REFERENCE:         None

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the Managing General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

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

          The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership originally owned two cable television systems. In February 1996, the Partnership sold its cable television system serving areas in and around Carmel, Indiana (the "Carmel System"). The Partnership currently owns the cable television system serving the areas in and around the City of Roseville and neighboring portions of unincorporated Placer County, all in the State of California (the "Roseville System").

          On October 14, 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party. The sale was approved by the holders of a majority of the limited partnership interests in the Partnership. Closing of the sale was subject to a number of material closing conditions, one of which was never satisfied. Because the prospective purchaser is affiliated with the company that provides telephone services in the geographical area in which the Roseville System provides cable television services, a waiver from the Federal Communications Commission (the "FCC") of Section 652 of the Telecommunications Act of 1996, which prohibits the acquisition by a telephone company and its affiliates of cable systems in the telephone company's service area, was necessary to permit the prospective purchaser to consummate its purchase of the Roseville System. The prospective purchaser, with the support and assistance of Intercable, actively sought this waiver from the FCC but in February 1998 the FCC denied the request for the waiver. As a result of the FCC's denial of the waiver, the asset purchase agreement between the Partnership and the prospective purchaser was terminated in February 1998. Intercable thus will now seek new opportunities to sell the Roseville System, but there is no assurance as to the timing or terms of any sale. The sale of the Roseville System will be subject to the approval of the Supervising General Partner and another vote of the limited partners of the Partnership.

          CABLE TELEVISION SERVICES. The Roseville System offers to its subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

          Basic cable television service usually consists of signals of all national television networks broadcast by their local affiliates, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

          The Roseville System offers tier services on an optional basis to its subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Roseville System also offers a package that includes the basic service channels and the tier services.

          The Roseville System also offers premium services to subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax, Encore and others at a cost based on the number of subscribers served by the cable operator. The per service cost of premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

          The Roseville System also offers to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Roseville System. At December 31, 1997, the Roseville System's monthly basic service rate was $8.85, monthly basic and tier ("basic plus") service rate was $17.10 and monthly premium services ranged from $4.95 to $10.25 per premium service. In addition, the Partnership earns revenues from the Roseville System's pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $5.00 to $42.00; however, from time to time the Roseville System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1997, of the total fees received by the Roseville System, basic service and tier service fees accounted for approximately 71 percent of total revenues, premium service fees accounted for approximately 13 percent of total revenues, pay-per-view fees were approximately 2 percent of total revenues, advertising fees were approximately 8 percent of total revenues and the remaining 6 percent of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Roseville System.

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

          The Partnership holds 2 franchises relating to the Roseville System. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5 percent of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The Partnership has never had a franchise revoked. The Partnership does not have any franchises that will expire prior to December 31, 1998.

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

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in certain of the systems owned or managed by Intercable, but not in the Roseville System. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers local broadcast programming, although at least one DBS provider is now attempting to do so. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The Managing General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone and Utilities.  Federal cross-ownership restrictions
          -----------------------
historically limited entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Intercable cannot predict at this time the extent of telephone company competition that will emerge. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of cable television systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect. The local electric utility in the Washington D.C. area recently announced plans to participate in a planned video competitor.

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

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by Intercable. Telephone companies have acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Roseville System. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. In addition, Local Multipoint Distribution Services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

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

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations and there has been a recent increase in calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's Roseville System and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30 percent) by the incumbent cable operator, appreciable penetration (more than 15 percent) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

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

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costs.
The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

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

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now on appeal to the Supreme Court.

          Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
          ---------------------------------------------
allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, Intercable is now witnessing the beginning of LEC competition in a few of its cable communities.

          Under the 1996 Telecom Act, an LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. RCN and affiliates of local power companies recently have been certified to provide OVS service in areas encompassing Intercable's cable systems in suburban Maryland and Virginia. This OVS potential competition is not yet operational.

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

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40 percent of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30 percent of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. The investment by BCI Telecom Holding Inc. ("BCI") in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

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

Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WGN). The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15 percent in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the D.C. Court of Appeals. Should the courts and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of cable channels.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Recently there has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements..

          Inside Wiring.  The FCC recently determined that an incumbent cable
          -------------
operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for a MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent cable operators.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards and consumer electronics equipment compatibility. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Internet Access.  Many cable operators have begun offering high speed
          ---------------
internet service to its customers. At this time, there is no significant federal or local regulation of this service. However, as internet services develop, it is possible that new regulations could be imposed.

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

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5 percent of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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

          The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership does not have any employees because all properties are managed by employees of Intercable. Intercable has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

          Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.


                              ITEM 2.  PROPERTIES
                              -------------------

          The Partnership acquired the Roseville System in April 1988. The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Roseville System. The monthly basic service rate set forth herein represents, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1997, the Roseville System operated cable plant passing approximately 24,100 homes, with an approximate 79 percent penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the Managing General Partner's records and may be subject to adjustments.

                                                                             At December 31,
                                                    ---------------------------------------------------------
Roseville System                                            1997                  1996                   1995
----------------                                            ----                  ----                   ----
Monthly basic plus service rate                     $      25.95          $      24.30           $      22.95
Basic subscribers                                         19,187                17,878                 16,470
Pay units                                                 11,319                10,975                 11,153



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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------

          None.


                                   PART II.
                                   --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 16, 1998, the number of equity security holders in the Partnership was 6,348.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                  For the Year Ended December 31,
                                   ------------------------------------------------------------------------
                                       1997            1996            1995          1994          1993
                                   -----------   ----------------  -----------   -----------   ------------

Revenues                           $ 7,840,578   $ 8,571,921       $14,465,490   $13,082,094   $12,251,764
Operating Expenses                   4,633,573     5,273,095         7,972,171     7,298,356     6,476,534
Management and Supervision Fees
  and Allocated Overhead from
  General Partners                     931,938     1,060,130         1,848,033     1,737,106     1,590,738
Depreciation and Amortization        1,589,820     1,786,583         4,469,809     5,645,264     6,007,116
Operating Income (Loss)                685,247       452,113           175,477    (1,598,632)   (1,822,624)
Net Income (Loss)                     (478,324)   20,760,774/(a)/   (1,553,063)   (2,994,486)   (2,879,606)
Net Income (Loss) per
  Limited Partnership Unit               (2.88)       124.98/(a)/        (9.37)       (18.06)       (17.36)
Weighted Average Number of
  Limited Partnership
  Units Outstanding                    164,178       164,178           164,178       164,178       164,178
General Partners' Deficit               (8,139)       (3,356)         (245,344)     (229,814)     (199,869)
Limited Partners' Capital            1,990,816     2,464,357        11,945,571    13,483,104    16,447,645
Total Assets                        12,779,845    12,727,595        36,160,374    36,683,823    39,507,610
Debt                                10,000,000     9,850,000        22,981,227    21,832,052    22,208,312
Managing General Partner
  Advances                             235,536        43,813           448,872       665,782             -

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

FINANCIAL CONDITION
-------------------

          It is the publicly announced policy of Jones Intercable, Inc. ("Intercable") that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with Intercable's policy, the Partnership's cable television system serving the communities in and around Carmel, Indiana (the "Carmel System") was sold in February 1996 and the cable television system serving the communities in and around Roseville, California (the "Roseville System") is being remarketed for sale.

          On October 14, 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party. The sale was approved by the holders of a majority of the limited partnership interests in the Partnership. Closing of the sale was subject to a number of material closing conditions, one of which was never satisfied. Because the prospective purchaser was affiliated with the company that provides telephone services in the geographical area in which the Roseville System provides cable television services, a waiver from the Federal Communications Commission (the "FCC") of Section 652 of the Telecommunications Act of 1996, which prohibits the acquisition by a telephone company and its affiliates of cable systems in the telephone company's service area, was necessary to permit the prospective purchaser to consummate its purchase of the Roseville System. The prospective purchaser, with the support and assistance of Intercable, actively sought this waiver from the FCC, but in February 1998, the FCC denied the request for the waiver. As a result of the FCC's denial of the waiver, the asset purchase agreement between the Partnership and the prospective purchaser was terminated in February 1998. Intercable, thus, will now seek new opportunities to sell the Roseville System, but there is no assurance as to the timing or terms of any sale. The sale of the Roseville System will be subject to the approval of the Supervising General Partner and another vote of the limited partners of the Partnership.

          The Partnership expended approximately $1,470,000 in capital improvements during 1997. Of these improvements, approximately 54 percent related to plant extensions related to new homes passed. Approximately 26 percent related to service drops to homes. The remainder of the expenditures was used to maintain the value of the Roseville System. Funding for these expenditures was provided by cash generated from operations, borrowings under the Partnership's credit facility and advances from the Managing General Partner. Budgeted capital expenditures for 1998 in the Partnership's Roseville System are approximately $1,422,000. Construction of system extensions related to new homes passed will account for approximately 46 percent of these expenditures. Service drops to homes will account for approximately 33 percent of these expenditures. The remainder of the budgeted expenditures relates to various enhancements in the Partnership's Roseville System. These capital expenditures are necessary to maintain the value of the Roseville System until it is sold. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations .

          At December 31, 1997, the outstanding balance on the Partnership's reducing revolving credit agreement was $10,000,000, the maximum amount available. The commitment amount reduces quarterly beginning March 31, 1999 through December 31, 2003, when all outstanding amounts are due. Interest on the commitment is at the Partnership's option of the Prime Rate or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding were 7.01 percent and 6.77 percent at December 31, 1997 and 1996, respectively.

          The Partnership believes that cash on hand, cash generated from operations and, if necessary and in its discretion, advances from the Managing General Partner will be sufficient to fund capital expenditures and other liquidity needs of the Partnership until the Roseville System is sold.

Year 2000 Issue
---------------

          The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

          Intercable has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, Intercable has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

          Intercable is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. Intercable has established an internal team to address this issue. Intercable is identifying and testing all date-sensitive equipment involved in delivering service to the Partnership's customers. In addition, Intercable will assess its options regarding repair or replacement of affected equipment during this testing. Intercable currently has no definitive estimate of the cost or the extent of the impact, if any, this problem will have on service delivery; however, Intercable does not believe that the impact will be material. Intercable anticipates completion of its testing in 1998, at which time it will determine the financial impact on the Partnership. Intercable expects that the financial impact on the Partnership of the Year 2000 issue likely will not be material because Intercable anticipates that the Partnership will be liquidated before the year 2000.

RESULTS OF OPERATIONS
---------------------

          The Partnership sold its Carmel System in February 1996. The following discussion of the Partnership's results of operations, through operating income, pertains only to the results of operations of the Roseville System for all periods discussed.

          1997 Compared to 1996
          ---------------------

          Revenues of the Partnership increased $626,625, or approximately 9 percent, to $7,840,578 in 1997 from $7,213,953 in 1996. An increase in the number of basic subscribers accounted for approximately 50 percent of the increase in revenues. The Partnership added 1,309 basic subscribers in 1997, an increase of approximately 7 percent. The number of basic subscribers totaled 19,187 at December 31, 1997, compared to 17,878 at December 31, 1996. Basic service rate increases accounted for approximately 43 percent of the increase in revenues. An increase in advertising sales revenue also contributed to the increase in revenues. No other individual factor was significant to the increase in revenues.

          Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

          Operating expenses increased $297,736, or approximately 7 percent, to $4,633,573 in 1997 from $4,335,837 in 1996. This increase was primarily due to an increase in programming fees which was due, in part, to the increase in the subscriber base. No other individual factor contributed significantly to the increase in operating expenses. Operating expenses represented approximately 59 percent of revenues in 1997 compared to approximately 60 percent of revenues in 1996.

          The cable television industry generally measures the performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $328,889, or approximately 11 percent, to $3,207,005 in 1997 from $2,878,116 in 1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

          Management fees and allocated overhead from the General Partner increased $41,190, or approximately 5 percent, to $931,938 in 1997 from $890,748 in 1996. This increase was due to the increase in revenues, upon which such management fees and allocations are based.

          Depreciation and amortization expense increased $234,061, or approximately 17 percent, to $1,589,820 in 1997 from $1,355,759 in 1996. This increase was due to additions to the Partnership's depreciable asset base in 1997.

          Operating income increased $53,638, or approximately 8 percent, to $685,247 in 1997 from $631,609 in 1996. This increase was due to the increase in operating cash flow exceeding the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense.

          Interest expense decreased $46,989, or approximately 6 percent, to $702,281 in 1997 from $749,270 in 1996. This decrease was due to lower outstanding balances during the year.

          The Partnership reported a gain on the sale of its Carmel System of $21,096,325 in 1996. No similar gain was reported in 1997.

          The Partnership reported a net loss of $478,324 in 1997 compared to net income of $20,760,774 in 1996. This change was primarily due to the fact that the Partnership did not sell any cable television systems in 1997 and thus there was no gain similar to the gain on the sale of the Carmel System in 1996.

          1996 Compared to 1995
          ---------------------

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

          Operating cash flow increased $367,094, or approximately 15 percent, to $2,878,116 in 1996 from $2,511,022 in 1995. This increase was due to the increase in revenues exceeding the increase in operating expenses.

          Management and supervision fees and allocated overhead from the General Partners increased $75,587, or approximately 9 percent, to $890,748 in 1996 from $815,161 in 1995. This increase was due to the increase in revenues, upon which such fees and allocations are based.

          Depreciation and amortization expense decreased $362,679, or approximately 21 percent, to $1,355,759 in 1996 from $1,718,438 in 1995. This decrease was due to the maturation of the Partnership's asset base.

          The Partnership reported operating income of $631,609 in 1996 compared to an operating loss of $22,577 in 1995. This change was primarily due to the increase in operating cash flow and decrease in depreciation and amortization expense exceeding the increase in management and supervision fees and allocated overhead from the General Partners.

          Interest expense decreased $983,277, or approximately 57 percent, to $749,270 in 1996 from $1,732,547 in 1995. This decrease in interest expense was primarily due to the lower outstanding balance on the Partnership's interest bearing obligation as a result of a portion of the proceeds from the sale of the Carmel System being used to repay the outstanding loan principal balance of $22,655,000 on February 28, 1996.

          The Partnership reported a gain on the sale of the Carmel System of $21,096,325 in 1996. No similar gain was reported in 1995.

          The Partnership reported net income of $20,760,774 in 1996 compared to a net loss of $1,553,063 for 1995. The net income in 1996 was a result of the gain on the sale of the Carmel System.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

          The audited financial statements of the Partnership for the year ended December 31, 1997 follow.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Partners of IDS/Jones Growth Partners 87-A, Ltd.:

          We have audited the accompanying balance sheets of IDS/JONES GROWTH PARTNERS 87-A, LTD. (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Jones Growth Partners 87-A, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 13, 1998.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                                                 December 31,
                                                                           -------------------------
       ASSETS                                                                  1997          1996
      -------                                                              -----------   -----------

CASH                                                                       $   612,953   $   478,797

TRADE RECEIVABLES, less allowance for
 doubtful receivables of $31,154 and $32,637
 at December 31, 1997 and 1996, respectively                                   359,817       373,301

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                                     17,704,957    16,234,764
 Less- accumulated depreciation                                             (8,630,093)   (7,195,326)
                                                                           -----------   -----------

                                                                             9,074,864     9,039,438
  Franchise costs and other intangible assets, net of
   accumulated amortization of $12,654,023 and
   $12,551,102 at December 31, 1997 and 1996, respectively                   2,547,527     2,650,448
                                                                           -----------   -----------

         Total investment in cable television properties                    11,622,391    11,689,886

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                    184,684       185,611
                                                                           -----------   -----------

         Total assets                                                      $12,779,845   $12,727,595
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                December 31,
                                                         ----------------------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                  1997           1996
-------------------------------------------------------  ------------   -------------

LIABILITIES:
 Debt                                                    $ 10,000,000   $  9,850,000
 Managing General Partner advances                            235,536         43,813
 Trade accounts payable and accrued liabilities               530,967        349,695
 Subscriber prepayments                                        30,665         23,086
                                                         ------------   ------------

          Total liabilities                                10,797,168     10,266,594
                                                         ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
 General Partners-
  Contributed capital                                             500            500
  Accumulated deficit                                          (8,639)        (3,856)
                                                         ------------   ------------

                                                               (8,139)        (3,356)
                                                         ------------   ------------

 Limited Partners-
  Net contributed capital (164,178 units
   outstanding at December 31, 1997 and 1996)              35,824,200     35,824,200
  Accumulated deficit                                      (3,833,384)    (3,359,843)
  Distributions                                           (30,000,000)   (30,000,000)
                                                         ------------   ------------

                                                            1,990,816      2,464,357
                                                         ------------   ------------

    Total liabilities and partners' capital (deficit)    $ 12,779,845   $ 12,727,595
                                                         ============   ============


                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                   Year Ended December 31,
                                             ---------------------------------------

                                                 1997         1996          1995
                                             -----------   -----------   -----------

REVENUES                                     $ 7,840,578   $ 8,571,921   $14,465,490

COSTS AND EXPENSES:
  Operating expenses                           4,633,573     5,273,095     7,972,171
  Management fees and allocated overhead
    from General Partners                        931,938     1,060,130     1,848,033
  Depreciation and
    amortization                               1,589,820     1,786,583     4,469,809
                                             -----------   -----------   -----------

OPERATING INCOME                                 685,247       452,113       175,477
                                             -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                              (702,281)     (749,270)   (1,732,547)
  Gain on sale of cable television system              -    21,096,325             -
  Other, net                                    (461,290)      (38,394)        4,007
                                             -----------   -----------   -----------

          Total other income
           (expense)                          (1,163,571)   20,308,661    (1,728,540)
                                             -----------   -----------   -----------

NET INCOME (LOSS)                            $  (478,324)  $20,760,774   $(1,553,063)
                                             ===========   ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partners                           $    (4,783)  $   241,988   $   (15,530)
                                             ===========   ===========   ===========

  Limited Partners                           $  (473,541)  $20,518,786   $(1,537,533)



NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT                            $     (2.88)  $    124.98   $     (9.37)
                                             ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                   164,178       164,178       164,178
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                           Year Ended December 31,
                                      ---------------------------------------
                                         1997         1996          1995
                                      ----------   ------------   -----------
GENERAL PARTNERS:
  Jones Cable Corporation
        Balance, beginning of year    $   (1,678)  $   (122,672)  $  (114,907)
        Net income (loss) for year        (2,392)       120,994        (7,765)
                                      ----------   ------------   -----------

        Balance, end of year          $   (4,070)  $     (1,678)  $  (122,672)
                                      ==========   ============   ===========

  IDS Cable Corporation
        Balance, beginning of year    $   (1,678)  $   (122,672)  $  (114,907)
        Net income (loss) for year        (2,391)       120,994        (7,765)
                                      ----------   ------------   -----------

        Balance, end of year          $   (4,069)  $     (1,678)  $  (122,672)
                                      ==========   ============   ===========

  Total
        Balance, beginning of year    $   (3,356)  $   (245,344)  $  (229,814)
        Net income (loss) for year        (4,783)       241,988       (15,530)
                                      ----------   ------------   -----------

        Balance, end of year          $   (8,139)  $     (3,356)  $  (245,344)
                                      ==========   ============   ===========

LIMITED PARTNERS:
        Balance, beginning of year    $2,464,357   $ 11,945,571   $13,483,104
        Distributions                          -    (30,000,000)            -
        Net income (loss) for year      (473,541)    20,518,786    (1,537,533)
                                      ----------   ------------   -----------

        Balance, end of year          $1,990,816   $  2,464,357   $11,945,571
                                      ==========   ============   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                               Year Ended December 31,
                                                           ----------------------------------------
                                                              1997           1996           1995
                                                           ------------- ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  (478,324)  $ 20,760,774   $(1,553,063)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating
    activities:
      Depreciation and amortization                          1,589,820      1,786,583     4,469,809
      Gain on sale of cable television system                        -    (21,096,325)            -
      Amortization of interest rate protection contract              -              -        33,336
      Decrease (increase) in trade receivables                  13,484        250,589      (125,374)
      Increase in deposits, prepaid expenses and
        other assets                                           (51,205)      (253,798)     (129,790)
      Increase (decrease) in trade accounts
        payable and accrued liabilities and
        subscriber prepayments                                 188,851       (657,267)       97,349
      Increase (decrease) in Managing General
        Partner advances                                       191,723       (405,059)     (216,910)
                                                           -----------   ------------   -----------

           Net cash provided by operating
            activities                                       1,454,349        385,497     2,575,357
                                                           -----------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                   (1,470,193)    (1,568,312)   (3,573,252)
  Franchise renewal costs                                            -              -        (1,384)
  Proceeds from sale of cable television system                      -     44,235,333             -
                                                           -----------   ------------   -----------

           Net cash provided by (used in) investing
            activities                                      (1,470,193)    42,667,021    (3,574,636)
                                                           -----------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                     350,000      9,895,965     1,398,225
  Repayment of debt                                           (200,000)   (23,027,192)     (249,050)
  Distribution to Limited Partners                                   -    (30,000,000)            -
                                                           -----------   ------------   -----------

           Net cash provided by (used in) financing
            activities                                         150,000    (43,131,227)    1,149,175
                                                           -----------   ------------   -----------

Increase (decrease) in cash                                    134,156        (78,709)      149,896

Cash, beginning of year                                        478,797        557,506       407,610
                                                           -----------   ------------   -----------

Cash, end of year                                          $   612,953   $    478,797   $   557,506
                                                           ===========   ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                            $   668,544   $    900,250   $ 1,690,619
                                                           ===========   ============   ===========

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

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)       ORGANIZATION AND PARTNERS' INTERESTS
          ------------------------------------

          Formation and Business
          ----------------------

          IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on September 15, 1987, pursuant to a public offering. The Partnership was formed to acquire, develop and operate cable television systems. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner" and manager of the Partnership. IDS Cable Corporation, a Minnesota corporation, is the "Supervising General Partner". Jones Intercable, Inc. ("Intercable"), the parent of Jones Cable Corporation, manages the cable television system owned by the Partnership. Intercable and its subsidiaries also own and operate cable television systems as well as manage cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

          Cable Television System Acquisitions
          ------------------------------------

          In 1988, the Partnership acquired the cable television system serving the communities in and around Roseville, California (the "Roseville System") and, in 1989, the Partnership acquired the cable television system serving the communities in and around Carmel, Indiana (the "Carmel System"). The Carmel System was sold in February 1996.

          Sale of Cable Television System
          -------------------------------

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

          Terminated Sale Agreement
          -------------------------

          On October 14, 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party. The sale was approved by the holders of a majority of the limited partnership interests in the Partnership. Closing of the sale was subject to a number of material closing conditions, one of which was never satisfied. Because the prospective purchaser was affiliated with the company that provides telephone services in the geographical area in which the Roseville System provides cable television services, a waiver from the Federal Communications Commission (the "FCC") of Section 652 of the Telecommunications Act of 1996, which prohibits the acquisition by a telephone company and its affiliates of cable systems in the telephone company's service area, was necessary to permit the prospective purchaser to consummate its purchase of the Roseville System. The prospective purchaser, with the support and assistance of Intercable, actively sought this waiver from the FCC, but in February 1998, the FCC denied the request for the waiver. As a result of the FCC's denial of the waiver, the asset purchase agreement between the Partnership and the prospective purchaser was terminated in February 1998. Intercable, thus, will now seek new opportunities to sell the Roseville System, but there is no assurance as to the timing or terms of any sale. The sale of the Roseville System will be subject to the approval of the Supervising General Partner and another vote of the limited partners of the Partnership.

          Contributed Capital
          -------------------

          The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contribution to partnership capital.

          The Managing General Partner and the Supervising General Partner purchased their 1/2 percent interests in the Partnership by contributing $250 each to partnership capital.

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

          Property, Plant and Equipment
          -----------------------------

          Depreciation is provided using the straight-line method over the following estimated service lives:


                Cable distribution systems         5      -  15  years
                Equipment and tools                5      -   7  years
                Office furniture and equipment     3      -   5  years
                Buildings                                    30  years
                Vehicles                           3      -   4  years

          Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

          Intangible Assets
          -----------------

          Costs assigned to franchises and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

                Franchise costs                                        3  years
                Costs in excess of interests in net assets purchased   31  years

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

(3)       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES
          -----------------------------------------------------

          Management Fees, Supervision Fees, Distribution Ratios and
          ----------------------------------------------------------
          Reimbursements
          --------------

          The Managing General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner were $392,029, $428,596 and $723,275 during 1997, 1996 and 1995, respectively.

          The Supervising General Partner participates in certain management decisions of the Partnership and receives a fee for its services equal to 1/2 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner during the years ended December 31, 1997, 1996 and 1995 were $39,203, $42,860 and $72,327, respectively.

          The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of Intercable. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses were $500,706, $588,674 and $1,052,431 for 1997, 1996 and 1995, respectively. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the years ended December 31, 1997, 1996 and 1995.

          The Partnership was charged interest by Intercable during 1997 at an average interest rate of 7.82 percent on amounts due to the Managing General Partner, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Intercable was $4,612, $1,864 and $25,456 in 1997, 1996 and 1995, respectively.

          Payments to/from Affiliates for Programming Services
          ----------------------------------------------------

          The Partnership receives or has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of the Managing General Partner.

          Payments to Superaudio totaled $12,103, $12,464 and $19,486 in 1997, 1996 and 1995, respectively. Payments to Knowledge TV, Inc. totaled $13,457, $13,669 and $20,848 in 1997, 1996 and 1995, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $8,269, $26,169 and $25,930 in 1997, 1996 and 1995, respectively. Payments to
Great American Country, Inc., which initiated service in 1996, totaled $13,360 and $14,806 in 1997 and 1996, respectively.

          The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $30,479, $22,820 and $29,029 in 1997, 1996 and 1995, respectively.

(4)       PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          Property, plant and equipment as of December 31, 1997 and 1996, consists of the following:

                                                     December 31,
                                              --------------------------
                                                  1997          1996
                                              ------------   -----------

          Cable distribution systems           $16,813,531   $15,376,046
          Equipment and tools                      441,275       438,674
          Office furniture and equipment           247,770       232,915
          Buildings                                  9,060         9,060
          Vehicles                                 191,321       176,069
          Land                                       2,000         2,000
                                               -----------   -----------
                                                17,704,957    16,234,764

          Less - accumulated depreciation       (8,630,093)   (7,195,326)
                                               -----------   -----------

                                               $ 9,074,864   $ 9,039,438
                                               ===========   ===========

(5)       DEBT


          Debt consists of the following:            December 31,
                                            ----------------------------

                                                  1997          1996
                                               ----------    -----------
          Lending institutions -
           Revolving credit agreement          $10,000,000   $ 9,850,000
                                               -----------   -----------

                                               $10,000,000   $ 9,850,000
                                               ===========   ===========


          At December 31, 1997, the outstanding balance on the Partnership's reducing revolving credit agreement was $10,000,000, the maximum amount available. The commitment amount reduces quarterly beginning March 31, 1999 through December 31, 2003, when all outstanding amounts are due. Interest on the commitment is at the Partnership's option of the Prime Rate or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding were 7.01 percent and 6.77 percent at December 31, 1997 and 1996, respectively.

          At December 31, 1997, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

          At December 31, 1997, substantially all of the Partnership's property, plant and equipment secured the above indebtedness.

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

          Taxable losses reported to the partners are different from those reported in the statements of operations due to the difference in depreciation allowed under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable loss and the net loss reported in the statements of operations.

(7)       COMMITMENTS AND CONTINGENCIES
          -----------------------------

          Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $89,575, $124,949 and $159,083, respectively, for the years ended December 31, 1997, 1996 and 1995. Minimum commitments under operating leases for each of the five years in the period ended December 31, 2002 and thereafter are as follows:


            1998          $ 89,592
            1999            94,068
            2000            98,772
            2001           103,716
            2002            18,150
            Thereafter           -
                          --------

                          $404,298
                          ========

(8)       SUPPLEMENTARY PROFIT AND LOSS INFORMATION
          -----------------------------------------

       Supplementary profit and loss information is presented below:

                                                         Year Ended December 31,
                                                        ----------------------------------

                                                           1997        1996        1995
                                                        ----------  ----------  ----------
       Maintenance and repairs                          $   39,811  $   61,416  $  133,002
                                                        ==========  ==========  ==========

       Taxes, other than income and payroll taxes       $  300,881  $  327,504  $  397,118
                                                        ==========  ==========  ==========

       Advertising                                      $   41,397  $   66,135  $  141,988
                                                        ==========  ==========  ==========

       Depreciation of property, plant and equipment    $1,483,708  $1,317,776  $2,529,591
                                                        ==========  ==========  ==========

       Amortization of intangible assets                $  106,112  $  468,807  $1,940,218
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

          Name                Age       Positions with the Managing General Partner
          ---                 --        ------------------------------------------

          Glenn R. Jones      68        Chairman of the Board and Chief Executive Officer
          James B. O'Brien    48        President
          Kevin P. Coyle      46        Vice President/Finance
          Elizabeth M. Steele 46        Vice President and Secretary


          Mr. Glenn R. Jones has been Chairman of the Board of the Managing General Partner since its formation in October 1986. Mr. Jones served as President of the Managing General Partner until September of 1990 at which time he was elected Chief Executive Officer. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc. since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of Jones Intercable, Inc. and of certain other affiliates of Intercable. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of Jones Intercable, Inc.'s innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. James B. O'Brien was elected President of the Managing General Partner in September of 1990. Mr. O'Brien joined Jones Intercable, Inc. in January 1982. Mr. O'Brien was elected President and a Director of Jones Intercable, Inc. in December 1989. Prior to being elected President and a Director of Jones Intercable, Inc., Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the Jones Intercable, Inc.'s Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Jones Intercable, Inc. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the cable television industry. He also serves as the Chairman of the Board of Directors of the Cable Television Administration and Marketing Association and as a director and a member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

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

          Name                Age       Positions with the Supervising General Partner
          ----                --        ----------------------------------------------

          Peter J. Slattery   32        President and Director
          John M. Knight      45        Vice President and Director
          Jeffrey S. Horton   36        Vice President, Treasurer and Director
          Bradley C. Nelson   33        Vice President
          Ronald W. Powell    52        Vice President

          Mr. Peter J. Slattery is the Director of Non-Proprietary Products for American Express Financial Advisors' Variable Assets division. During his tenure he has led the transition to multiple classes for the IDS mutual fund line, developed five new retail funds and let the creation of the flagship Flexible Portfolio Annuity. He currently is responsible for all non-proprietary relationships involving products sold through AEFA's various distribution channels.

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

          Mr. Jeffrey S. Horton joined American Express Financial Corporation in July 1987. He was named Vice President - Corporate Treasurer in December 1997. Prior to December 1997, Mr. Horton has served in various capacities with American Express Financial Corporation including the Director of Finance (Marketing and Products), Controller for Information Technology and Vice President Controller for Information Technology.

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

                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------

          The Partnership has no employees; however, various personnel are required to operate the Roseville System. Such personnel are employed by Intercable and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment is charged by the Managing General Partner to the Partnership as a direct reimbursement item. See Item 13.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

          As of February 16, 1998, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           --------------------------------------------------------

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

TRANSACTIONS WITH THE MANAGING GENERAL PARTNER AND THE SUPERVISING GENERAL
PARTNER

          The Managing General Partner charges the Partnership a 5 percent management fee, and the Partnership reimburses Intercable, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable or its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable serves as general partner are also allocated a proportionate share of these expenses. The Supervising General Partner, IDS Cable Corporation, charges the Partnership for supervision fees in accordance with the limited partnership agreement of the Partnership.

          Intercable, the parent of the Managing General Partner, also advances funds from time to time and charges interest on the balance payable. The interest rate charged approximates Intercable's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

          Knowledge TV, Inc., a company owned 67 percent by Jones Education Group, Ltd., 7 percent by Mr. Jones and 26 percent by Intercable, operates the television network JEC Knowledge TV. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV, Inc. sells its programming to the Roseville System.

          Jones Computer Network, Ltd., a wholly owned subsidiary of Jones Education Group, Ltd., a company owned 64 percent by Jones International, Ltd., 16 percent by Intercable, 12 percent by BCI and 8 percent by Mr. Jones, operated the television network, Jones Computer Network. This network provided programming focused primarily on computers and technology. Jones Computer Network sold its programming to the Roseville System.

          The Great American Country network provides country music video programming to the Roseville System. This network, owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of Intercable, commenced service in 1996 in the Roseville System.

          Jones Galactic Radio, Inc. is a susidiary of Jones International Networks, Ltd., an affiliate of Intercable. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to the Roseville System.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of Intercable, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. Intercable's owned and managed systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Roseville System totaled approximately $30,479 for the year ended December 31, 1997.

          The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                      For the Year Ended December 31,
                                                    --------------------------------------------------------------------
                                                            1997                   1996                    1995
                                                            ----                   ----                    ----
Management fees                                     $    392,029           $    428,596           $     723,275
Supervision fees                                          39,203                 42,860                  72,327
Allocation of expenses                                   500,706                588,674               1,052,431
Interest expense                                           4,612                  1,864                  25,456
Amount of advances outstanding                           235,536                 43,813                 448,872
Highest amount of advances outstanding                   235,536                647,012                 448,872
Programming fees:
          Knowledge TV, Inc.                              13,457                 13,669                  20,848
          Jones Computer Network, Ltd.                     8,269                 26,169                  25,930
          Great American Country                          13,360                 14,806                       0
          Superaudio                                      12,103                 12,464                  19,486

                                   PART IV.
                                   --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

(a)  1.            See index to financial statements for list of financial statements and exhibits thereto filed
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

     10.1.3        Copy of franchise and related documents granting a cable television system franchise for the
                   County of Placer, California (IDS/Jones 87-A).  (1)

     10.2.1        Revolving Credit Agreement dated February 28, 1996 between IDS/Jones Growth Partners 87-A,
                   Ltd. and Colorado National Bank.  (3)

     27            Financial Data Schedule

  __________

     (1)           Incorporated by reference from the Form 10-K of IDS/Jones Growth Partners (Commission File
                   Nos. 0-16183 and 0-17734) for fiscal year ended December 31, 1988.

     (2)           Incorporated by reference from Registrant's Annual Report on Form 10-K (File No. 0-16183) for
                   the year ended December 31, 1996.

(b)                Reports on Form 8-K
                   -------------------

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


                                    IDS/JONES GROWTH PARTNERS
                                    87-A, LTD.,
                                    a Colorado limited partnership

                                      By  Jones Cable Corporation,
                                          its Managing General Partner


                                      By: /s/ Glenn R. Jones
                                          ------------------
                                          Glenn R. Jones
                                          Chairman of the Board and
Dated:  March 23, 1998                    Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              OFFICERS AND DIRECTORS OF JONES CABLE CORPORATION:


                                    By:  /s/ Glenn R. Jones
                                         ------------------
                                         Glenn R. Jones
                                         Chairman of the Board and
                                         Chief Executive Officer
Dated:  March 23, 1998                   (Principal Executive Officer)


                                    By:  /s/ Kevin P. Coyle
                                         ------------------
                                         Kevin P. Coyle
                                         Vice President/Finance
                                         (Principal Financial and
Dated:  March 23, 1998                   Accounting Officer)