Form 10-Q
period 1998-03-31
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1998-05-15
CIK 857488

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998
                               --------------


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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                              March 31,    December 31,
     ASSETS                                                      1998          1997
     ------                                                  ------------  -------------

CASH                                                         $   493,384    $   612,953

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $54,364 and $31,154
  at March 31, 1998 and December 31, 1997, respectively          219,108        359,817

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      18,064,300     17,704,957
  Less- accumulated depreciation                              (8,923,619)    (8,630,093)
                                                             -----------    -----------

                                                               9,140,681      9,074,864
  Franchise costs and other intangible assets, net of
    accumulated amortization of $12,679,752 and
    $12,654,022 at March 31, 1998 and December 31, 1997,
    respectively                                               2,521,797      2,547,527
                                                             -----------    -----------

          Total investment in cable television properties     11,662,478     11,622,391

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                      178,046        184,684
                                                             -----------    -----------

          Total assets                                       $12,553,016    $12,779,845
                                                             ===========    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                            March 31,    December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                              1998           1997
     -------------------------------------------                          -------------  -------------

LIABILITIES:
  Debt                                                                    $ 10,020,204   $ 10,000,000
  Managing General Partner advances                                             47,055        235,536
  Trade accounts payable and accrued liabilities                               373,573        530,967
  Subscriber prepayments                                                        38,986         30,665
                                                                          ------------   ------------

                     Total liabilities                                      10,479,818     10,797,168
                                                                          ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                            500            500
    Accumulated deficit                                                         (7,734)        (8,639)
                                                                          ------------   ------------

                                                                                (7,234)        (8,139)
                                                                          ------------   ------------

  Limited Partners-
    Net contributed capital (164,178 units
      outstanding at March 31, 1998 and
      December 31, 1997)                                                    35,824,200     35,824,200
    Accumulated deficit                                                     (3,743,768)    (3,833,384)
    Distributions                                                          (30,000,000)   (30,000,000)
                                                                          ------------   ------------

                                                                             2,080,432      1,990,816
                                                                          ------------   ------------

                     Total liabilities and partners' capital (deficit)    $ 12,553,016   $ 12,779,845
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                 For the Three Months Ended
                                                            March 31,
                                                 --------------------------

                                                     1998         1997
                                                  ----------   ----------

REVENUES                                          $2,031,874   $1,852,179

COSTS AND EXPENSES:
  Operating expenses                               1,188,584    1,165,244
  Management fees and allocated overhead from
     General Partners                                232,323      245,155
  Depreciation and amortization                      336,198      319,977
                                                  ----------   ----------

OPERATING INCOME                                     274,769      121,803
                                                  ----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                  (176,735)    (165,912)
  Other, net                                          (7,513)      (1,306)
                                                  ----------   ----------

          Total other income (expense)              (184,248)    (167,218)
                                                  ----------   ----------

NET INCOME (LOSS)                                 $   90,521   $  (45,415)
                                                  ==========   ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partners                                $      905   $     (454)
                                                  ==========   ==========

  Limited Partners                                $   89,616   $  (44,961)
                                                  ==========   ==========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT    $      .55   $     (.27)
                                                  ==========   ==========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                  164,178      164,178
                                                  ==========   ==========


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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                       1998           1997
                                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $  90,521      $ (45,415)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                     336,198        319,977
      Decrease in trade receivables                                     140,709         77,729
      Decrease (increase) in deposits, prepaid expenses
        and other assets                                                (10,304)        13,312
      Increase (decrease) in trade accounts payable and accrued
        liabilities and subscriber prepayments                         (149,073)        97,818
      Decrease in Managing General Partner advances                    (188,481)        (9,130)
                                                                      ---------      ---------

             Net cash provided by operating activities                  219,570        454,291
                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                              (359,343)      (493,502)
                                                                      ---------      ---------

             Net cash used in investing activities                     (359,343)      (493,502)
                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               20,204              -
                                                                      ---------      ---------

             Net cash provided by financing activities                   20,204              -
                                                                      ---------      ---------

Decrease in cash                                                       (119,569)       (39,211)

Cash, beginning of period                                               612,953        478,797
                                                                      ---------      ---------

Cash, end of period                                                   $ 493,384      $ 439,586
                                                                      =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                       $ 236,763      $ 167,625
                                                                      =========      =========

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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------



(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at March 31, 1998 and December 31, 1997 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television system serving the areas in and around Roseville, California (the "Roseville System").

(2) Jones Cable Corporation (the "Managing General Partner"), a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three month periods ended March 31, 1998 and 1997 were $101,594 and $92,609, respectively.

     IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Partnership for the three month periods ended March 31, 1998 and 1997 were $10,159 and $9,261, respectively.

     The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of Intercable. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses during the three month periods ended March 31, 1998 and 1997 were $120,570 and $143,285, respectively.

     The Supervising General Partner also may be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the three month periods ended March 31, 1998 and 1997.

(3) In October 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party. The sale was approved by the holders of a majority of the limited partnership interests in the Partnership. Closing of the sale was subject to a number of material closing conditions, one of which was never satisfied. Because the prospective purchaser was affiliated with the company that provides telephone services in the geographical area in which the Roseville System provides cable television services, a waiver from the Federal Communications Commission (the "FCC") of Section 652 of the Telecommunications Act of 1996, which prohibits the acquisition by a telephone company and its affiliates of cable systems in the telephone company's service area, was necessary to permit the prospective purchaser to consummate its purchase of the Roseville System. The prospective purchaser, with the support and assistance of Intercable, actively sought this waiver from the FCC, but in February 1998, the FCC denied the request for the waiver. As a result of the FCC's denial of the waiver, the asset purchase agreement between the Partnership and the prospective purchaser was terminated in February 1998.

     In April 1998, the Partnership signed a letter of intent to sell its Roseville System to another unaffiliated party for a sales price of $40,000,000, subject to customary closing adjustments. The sale of the Roseville System is contingent upon the Partnership and the prospective buyer negotiating a definitive asset purchase agreement and the Partnership obtaining the consent of the Supervising General Partner, neither of which can be assured. Closing of the sale, which is expected to occur in the second half of 1998, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Roseville System constitutes all of the assets of the Partnership, the sale must be approved by the owners of a majority of the interests of the Partnership. Upon the proposed sale of the Roseville System, the Partnership will repay all of its indebtedness, which totaled $10,067,259 at March 31, 1998 (including $10,000,000 borrowed under its credit facility, $47,055 in advances from the Managing General Partner and capital lease obligations of $20,204), leaving the Partnership with no debt outstanding, pay brokerage fees to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of Intercable, and IDS Management Corporation, an affiliate of the Supervising General Partner, totaling $1,000,000, representing 2.5 percent of the sales price, for acting as brokers and financial advisors in this transaction, settle working capital adjustments and then the approximate $29,410,720 of net sale proceeds will be distributed to the Partnership's partners of record as of the date of the sale of the Roseville System. Because distributions to be made on the sale of the Roseville System together with the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana will exceed 125 percent of the amounts originally contributed to the Partnership by the limited partners, the general partners will receive general partner distributions on the sale of the Roseville System. Based upon financial information as of March 31, 1998, the limited partners as a group will receive $27,384,446, the Managing General Partner will receive $1,013,137, and the Supervising General Partner will receive $1,013,137 of the net sale proceeds from the sale of the Roseville System. This distribution will give the Partnership's limited partners an approximate return of $167 for each $250 limited partnership interest, or $668 for each $1,000 invested in the Partnership.

     Taking into account the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana and the anticipated distribution from the sale of the Roseville System, the limited partners of the Partnership can expect to receive a total of $350 for each $250 limited partnership interest, or $1,400 for each $1,000 invested in the Partnership.

     Since the Roseville System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the distribution of the net sale proceeds from the sale of the Roseville System.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     In October 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party. The sale was approved by the holders of a majority of the limited partnership interests in the Partnership. Closing of the sale was subject to a number of material closing conditions, one of which was never satisfied. Because the prospective purchaser was affiliated with the company that provides telephone services in the geographical area in which the Roseville System provides cable television services, a waiver from the Federal Communications Commission (the "FCC") of Section 652 of the Telecommunications Act of 1996, which prohibits the acquisition by a telephone company and its affiliates of cable systems in the telephone company's service area, was necessary to permit the prospective purchaser to consummate its purchase of the Roseville System. The prospective purchaser, with the support and assistance of Intercable, actively sought this waiver from the FCC, but in February 1998, the FCC denied the request for the waiver. As a result of the FCC's denial of the waiver, the asset purchase agreement between the Partnership and the prospective purchaser was terminated in February 1998.

     In April 1998, the Partnership signed a letter of intent to sell its Roseville System to another unaffiliated party for a sales price of $40,000,000, subject to customary closing adjustments. The sale of the Roseville System is contingent upon the Partnership and the prospective buyer negotiating a definitive asset purchase agreement and the Partnership obtaining the consent of the Supervising General Partner, neither of which can be assured. Closing of the sale, which is expected to occur in the second half of 1998, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Roseville System constitutes all of the assets of the Partnership, the sale must be approved by the owners of a majority of the interests of the Partnership. Upon the proposed sale of the Roseville System, the Partnership will repay all of its indebtedness, which totaled $10,067,259 at March 31, 1998 (including $10,000,000 borrowed under its credit facility, $47,055 in advances from the Managing General Partner and capital lease obligations of $20,204), leaving the Partnership with no debt outstanding, pay brokerage fees to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of Intercable, and IDS Management Corporation, an affiliate of the Supervising General Partner, totaling $1,000,000, representing 2.5 percent of the sales price, for acting as brokers and financial advisors in this transaction, settle working capital adjustments and then the approximate $29,410,720 of net sale proceeds will be distributed to the Partnership's partners of record as of the date of the sale of the Roseville System. Because distributions to be made on the sale of the Roseville System together with the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana will exceed 125 percent of the amounts originally contributed to the Partnership by the limited partners, the general partners will receive general partner distributions on the sale of the Roseville System. Based upon financial information as of March 31, 1998, the limited partners as a group will receive $27,384,446, the Mananging General Partner will receive $1,013,137, and the Supervising General Partner will receive $1,013,137 of the net sale proceeds from the sale of the Roseville System. This distribution will give the Partnership's limited partners an approximate return of $167 for each $250 limited partnership interest, or $668 for each $1,000 invested in the Partnership.

     Taking into account the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana and the anticipated distribution from the sale of the Roseville System, the limited partners of the Partnership can expect to receive a total of $350 for each $250 limited partnership interest, or $1,400 for each $1,000 invested in the Partnership.

     Since the Roseville System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the distribution of the net sale proceeds from the sale of the Roseville System.

     For the three months ended March 31, 1998, the Partnership generated net cash from operating activities totaling $219,570. The Partnership expended approximately $359,000 in capital improvements during the first quarter of 1998. Of these improvements, approximately 47 percent related to the construction of cable television plant related to new homes passed. Approximately 36 percent related to service drops to homes. The remainder was for other capital expenditures to maintain the value of the Roseville System. Funding for these expenditures was provided by cash on hand and cash generated from operations. Budgeted capital expenditures for the remainder of 1998 in the Partnership's Roseville System are approximately $1,059,000. Construction of system extensions related to new homes passed will account for approximately 47 percent of these expenditures. Service drops to homes will account for approximately 31 percent of the anticipated expenditures. The remainder is for other capital expenditures to maintain the value of the Roseville System until it is sold. Depending upon the timing of the closing of the sale of the Roseville System, the Partnership will make only the portion of the budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Roseville System. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations.

     At March 31, 1998, the outstanding balance on the Partnership's reducing revolving credit agreement was $10,000,000, the maximum amount available. The commitment amount reduces quarterly beginning March 31, 1999 through December 31, 2003, when all outstanding amounts are due. The entire remaining outstanding balance at the time of the sale of the Roseville System will be repaid upon the closing of the sale. Interest on the commitment is at the Partnership's option of the Prime Rate or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding were 7.01 percent and 6.78 percent at March 31, 1998 and 1997, respectively.

     The Partnership has sufficient cash on hand, cash generated from operations and, if necessary and in its discretion, advances from the Managing General Partner to fund capital expenditures and other liquidity needs of the Partnership until the Roseville System is sold.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $179,695, or approximately 10 percent, to $2,031,874 for the three months ended March 31, 1998 from $1,852,179 for the similar 1997 period. Increases in the number of basic subscribers in the Partnership's Roseville System accounted for approximately 59 percent of the increase in revenues. Basic subscribers increased 1,395, or approximately 8 percent, to 19,511 at March 31, 1998 compared to 18,116 at March 31, 1997.
Basic service rate increases accounted for approximately 41 percent of the increase in revenues. No other single factor significantly contributed to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's Roseville System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $23,340, or approximately 2 percent, to $1,188,584 for the three months ended March 31, 1998 from $1,165,244 for the similar 1997 period. This increase was primarily due to an increase in programming fees which was due in part to the increase in subscriber base. No other individual factor contributed significantly to the increase in operating expenses. Operating expenses represented approximately 58 and 63 percent, respectively, of revenues for the three month periods ended March 31, 1998 and 1997.

     The cable television industry generally measures the performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $156,355, or approximately 23 percent, to $843,290 for the three months ended March 31, 1998 compared to $686,935 for the similar 1997 period. This increase was the result of the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partners decreased $12,832, or approximately 5 percent, to $232,323 for the quarter ended March 31, 1998 from $245,155 for the similar 1997 period. This decrease was due to a decrease in allocated overhead from Intercable.

     Depreciation and amortization expense increased $16,221, or approximately 5 percent, to $336,198 for the quarter ended March 31, 1998 from $319,977 for the similar 1997 period. This increase was due to an increase in the Partnership's depreciable asset base.

     Operating income increased $152,966 to $274,769 for the three months ended March 31, 1998 compared to $121,803 for the similar 1997 period. This increase was due to the increase in operating cash flow and the decrease in allocated overhead from Intercable exceeding the increases in depreciation and amortization expense and management fees from the General Partners.

     Interest expense increased $10,823, or approximately 7 percent, to $176,735 for the three months ended March 31, 1998 from $165,912 for the comparable 1997 period. This increase was primarily due to the higher effective interest rates on interest bearing obligations.

     The Partnership reported net income of $90,521 for the three months ended March 31, 1998 compared to net loss of $45,415 for the similar 1997 period. This change was due to the factors discussed above.

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


                                         IDS/JONES GROWTH PARTNERS 87-A, LTD.
                                         BY:  JONES CABLE CORPORATION
                                              Managing General Partner



                                         By:  /S/ Kevin P. Coyle
                                              ------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  May 13, 1998