Form 10-Q
period 1998-06-30
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1998-08-07
CIK 857488

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

                        Commission File Number:  0-16183


                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                            84-1060544
------------------------------------------------------------------------------
State of organization                                   I.R.S. employer I.D. #

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                               June 30,             December 31,
ASSETS                                                           1998                   1997
------                                                       ------------         -------------
CASH                                                          $   837,732          $   612,953

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $56,706 and $31,154 at June 30, 1998
  and December 31, 1997, respectively                             275,749              359,817

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                       18,500,870           17,704,957
  Less- accumulated depreciation                               (9,334,100)          (8,630,093)
                                                              -----------          -----------

                                                                9,166,770            9,074,864
  Franchise costs and other intangible assets, net of
    accumulated amortization of $12,705,482 and
    $12,654,022 at June 30, 1998 and December 31, 1997,
    respectively                                                2,496,067            2,547,527
                                                              -----------          -----------

          Total investment in cable television properties      11,662,837           11,622,391

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                        94,969              184,684
                                                              -----------          -----------

      Total assets                                            $12,871,287          $12,779,845
                                                              ===========          ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                            June 30,             December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                             1998                  1997
      ------------------------------------------                          -------------         -------------
LIABILITIES:
 Debt                                                                     $ 10,018,564           $ 10,000,000
 Managing General Partner advances                                             352,326                235,536
 Trade accounts payable and accrued liabilities                                416,289                530,967
 Subscriber prepayments                                                         35,633                 30,665
                                                                          ------------           ------------

                 Total liabilities                                          10,822,812             10,797,168
                                                                          ------------           ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                            500                    500
    Accumulated deficit                                                         (7,981)                (8,639)
                                                                          ------------           ------------

                                                                                (7,481)                (8,139)
                                                                          ------------           ------------

  Limited Partners-
    Net contributed capital (164,178 units
      outstanding at June 30, 1998 and
      December 31, 1997)                                                    35,824,200             35,824,200
    Accumulated deficit                                                     (3,768,244)            (3,833,384)
    Distributions                                                          (30,000,000)           (30,000,000)
                                                                          ------------           ------------

                                                                             2,055,956              1,990,816
                                                                          ------------           ------------

                 Total liabilities and partners' capital (deficit)        $ 12,871,287           $ 12,779,845
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                For the Three Months Ended        For the Six Months Ended
                                                         June 30,                         June 30,
                                                --------------------------        ------------------------
                                                  1998             1997              1998          1997
                                                ---------       ----------        ----------    ----------

REVENUES                                        $2,111,648      $1,958,758        $4,143,522    $3,810,937

COSTS AND EXPENSES:
 Operating expenses                              1,242,743       1,159,505         2,431,327     2,324,749
 Management fees and allocated overhead
  from General Partners                            247,339         223,198           479,662       468,353
 Depreciation and amortization                     455,449         339,818           791,647       659,795
                                                ----------      ----------        ----------    ----------

OPERATING INCOME                                   166,117         236,237           440,886       358,040
                                                ----------      ----------        ----------    ----------

OTHER INCOME (EXPENSE):
 Interest expense                                 (177,905)       (173,229)         (354,640)     (339,141)
 Other, net                                        (12,935)        (63,321)          (20,448)      (64,627)
                                                ----------      ----------        ----------    ----------

   Total other income (expense)                   (190,840)       (236,550)         (375,088)     (403,768)
                                                ----------      ----------        ----------    ----------

NET INCOME (LOSS)                               $  (24,723)     $     (313)       $   65,798    $  (45,728)
                                                ==========      ==========        ==========    ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partners                              $     (247)     $       (3)       $      658    $     (457)
                                                ==========      ==========        ==========    ==========

  Limited Partners                              $  (24,476)     $     (310)       $   65,140    $  (45,271)
                                                ==========      ==========        ==========    ==========

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT                               $     (.15)     $        -        $      .40    $     (.28)
                                                ==========      ==========        ==========    ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                     164,178         164,178           164,178       164,178
                                                ==========      ==========        ==========    ==========

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

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                             ------------------------
                                                                                1998          1997
                                                                             -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $   65,798    $ (45,728)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                              791,647      659,795
      Decrease in trade receivables                                               84,068      122,690
      Decrease in deposits, prepaid expenses and other assets                     53,535      111,694
      Increase (decrease) in trade accounts payable, accrued
        liabilities and subscriber prepayments                                  (109,710)      38,861
      Increase in Managing General Partner advances                              116,790       43,604
                                                                              ----------    ---------

             Net cash provided by operating activities                         1,002,128      930,916
                                                                              ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                       (795,913)    (764,827)
                                                                              ----------    ---------

             Net cash used in investing activities                              (795,913)    (764,827)
                                                                              ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing                                                         20,204            -
  Repayment of debt                                                               (1,640)    (200,000)
                                                                              ----------    ---------

             Net cash provided by (used in) financing activities                  18,564     (200,000)
                                                                              ----------    ---------

Increase (decrease) in cash                                                      224,779      (33,911)

Cash, beginning of period                                                        612,953      478,797
                                                                              ----------    ---------

Cash, end of period                                                           $  837,732    $ 444,886
                                                                              ==========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $  413,210    $ 397,335
                                                                              ==========    =========

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

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------



(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at June 30, 1998 and December 31, 1997, its results of operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television system serving the areas in and around Roseville, California (the "Roseville System").

(2) Jones Cable Corporation (the "Managing General Partner"), a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and six month periods ended June 30, 1998 were $105,582 and $207,176, respectively, compared to $97,938 and $190,547, respectively, for the three and six month periods ended June 30, 1997.

         IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Partnership for the three and six month periods ended June 30, 1998 were $10,559 and $20,718, respectively, compared to $9,794 and $19,055, respectively, for the three and six month periods ended June 30, 1997.

         The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of Intercable. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1998 were $131,198 and $251,768, respectively, compared to $115,466 and $258,751, respectively, for the three and six month periods ended June 30, 1997.

         The Supervising General Partner also may be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1998 and 1997.

(3) In October 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party. The sale was approved by the holders of a majority of the limited partnership interests in the Partnership. Closing of the sale was subject to a number of material closing conditions, one of which was never satisfied. Because the prospective purchaser was affiliated with the company that provides telephone services in the geographical area in which the Roseville System provides cable television services, a waiver from the Federal Communications Commission (the "FCC") of Section 652 of the Telecommunications Act of 1996, which prohibits the acquisition by a telephone company and its affiliates of cable systems in the telephone company's service area, was necessary to permit the prospective purchaser to consummate its purchase of the Roseville System. The prospective purchaser, with the support and assistance of the Managing General Partner, actively sought this waiver from the FCC, but the FCC failed to grant the request for the waiver. As a result of the FCC's failure to grant the request for the waiver, the asset purchase agreement between the Partnership and that prospective purchaser expired and was not renewed in February 1998, and the Managing General Partner again marketed the Roseville System for sale.

       In July 1998, the Partnership signed an asset purchase agreement to sell the Roseville System to another unaffiliated party for a sales price of $40,000,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the fourth quarter of 1998, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Roseville System constitutes all of the assets of the Partnership, the sale must be approved by the owners of a majority of the interests of the Partnership. The Managing General Partner expects to conduct a vote of the limited partners on the sale of the Roseville System in the third quarter of 1998. Upon the proposed sale of the Roseville System, based upon financial information as of June 30, 1998, the Partnership will repay all of its indebtedness, which totaled $10,370,890 (including $10,000,000 borrowed under its credit facility, $352,326 in advances from the Managing General Partner and capital lease obligations of $18,564), pay brokerage fees to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of Intercable, and IDS Management Corporation, an affiliate of the Supervising General Partner, totaling $1,000,000, representing 2.5 percent of the sales price, for acting as brokers and financial advisors in this transaction, settle working capital adjustments and then the $29,385,638 of net sale proceeds will be distributed to the Partnership's partners of record as of the date of the sale of the Roseville System. Because distributions to be made on the sale of the Roseville System together with the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana will exceed 125 percent of the amounts originally contributed to the Partnership by the limited partners, the general partners will receive general partner distributions on the sale of the Roseville System. The limited partners as a group will receive $27,365,634, the Managing General Partner will receive $1,010,002 and the Supervising General Partner will receive $1,010,002 of the net proceeds from the sale of the Roseville System. This distribution will give the Partnership's limited partners an approximate return of $167 for each $250 limited partnership interest, or $668 for each $1,000 invested in the Partnership.

       Taking into account the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana and the anticipated distribution from the sale of the Roseville System, the limited partners of the Partnership can expect to receive a total return of $350 for each $250 limited partnership interest, or $1,400 for each $1,000 invested in the Partnership.

       Since the Roseville System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the distribution of the net proceeds from the sale of the Roseville System, most likely in the first quarter of 1999.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

       In October 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party. The sale was approved by the holders of a majority of the limited partnership interests in the Partnership. Closing of the sale was subject to a number of material closing conditions, one of which was never satisfied.
Because the prospective purchaser was affiliated with the company that provides telephone services in the geographical area in which the Roseville System provides cable television services, a waiver from the Federal Communications Commission (the "FCC") of Section 652 of the Telecommunications Act of 1996, which prohibits the acquisition by a telephone company and its affiliates of cable systems in the telephone company's service area, was necessary to permit the prospective purchaser to consummate its purchase of the Roseville System. The prospective purchaser, with the support and assistance of the Managing General Partner, actively sought this waiver from the FCC, but the FCC failed to grant the request for the waiver. As a result of the FCC's failure to grant the request for the waiver, the asset purchase agreement between the Partnership and that prospective purchaser expired and was not renewed in February 1998, and the Managing General Partner again marketed the Roseville System for sale.

       In July 1998, the Partnership signed an asset purchase agreement to sell the Roseville System to another unaffiliated party for a sales price of $40,000,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the fourth quarter of 1998, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Roseville System constitutes all of the assets of the Partnership, the sale must be approved by the owners of a majority of the interests of the Partnership. The Managing General Partner expects to conduct a vote of the limited partners on the sale of the Roseville System in the third quarter of 1998. Upon the proposed sale of the Roseville System, based upon financial information as of June 30, 1998, the Partnership will repay all of its indebtedness, which totaled $10,370,890 (including $10,000,000 borrowed under its credit facility, $352,326 in advances from the Managing General Partner and capital lease obligations of $18,564), pay brokerage fees to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of Intercable, and IDS Management Corporation, an affiliate of the Supervising General Partner, totaling $1,000,000, representing 2.5 percent of the sales price, for acting as brokers and financial advisors in this transaction, settle working capital adjustments and then the $29,385,638 of net sale proceeds will be distributed to the Partnership's partners of record as of the date of the sale of the Roseville System. Because distributions to be made on the sale of the Roseville System together with the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana will exceed 125 percent of the amounts originally contributed to the Partnership by the limited partners, the general partners will receive general partner distributions on the sale of the Roseville System. The limited partners as a group will receive $27,365,634, the Managing General Partner will receive $1,010,002 and the Supervising General Partner will receive $1,010,002 of the net proceeds from the sale of the Roseville System. This distribution will give the Partnership's limited partners an approximate return of $167 for each $250 limited partnership interest, or $668 for each $1,000 invested in the Partnership.

       Taking into account the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana and the anticipated distribution from the sale of the Roseville System, the limited partners of the Partnership can expect to receive a total return of $350 for each $250 limited partnership interest, or $1,400 for each $1,000 invested in the Partnership.

       Since the Roseville System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the distribution of the net proceeds from the sale of the Roseville System, most likely in the first quarter of 1999.

       For the six months ended June 30, 1998, the Partnership generated net cash from operating activities totaling $1,002,128. The Partnership expended approximately $796,000 in capital improvements during the first half of 1998. Of these improvements, approximately 47 percent related to the construction of cable television plant related to new homes passed. Approximately 34 percent related to service drops to homes. The remainder was for other capital expenditures to maintain the value of the Roseville System. Funding for these expenditures was provided by cash generated from operations. Budgeted capital expenditures for the remainder of 1998 in the Partnership's Roseville System are approximately $622,000. Construction of system extensions related to new homes passed will account for approximately 44 percent of these expenditures. Service drops to homes will account for approximately 30 percent of the anticipated expenditures. The remainder is for other capital expenditures to maintain the value of the Roseville System until it is sold. Depending upon the timing of the closing of the sale of the Roseville System, the Partnership will make only the portion of the budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Roseville System. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations. The Partnership is obligated to conduct its business in the ordinary course until the sale of the Roseville System is finalized.

       The Partnership has a $10,000,000 revolving credit facility with the entire commitment available through March 31, 1999, at which time the commitment will be reduced quarterly until December 31, 2003, when the commitment will reduce to zero and will be payable in full. At June 30, 1998, the maximum of $10,000,000 was outstanding under the revolving credit facility. The entire remaining outstanding balance at the time of the sale of the Roseville System will be repaid upon the closing of the sale. Interest on the commitment is at the Partnership's option of the Prime Rate or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding were
6.96 percent and 7.10 percent at June 30, 1998 and 1997, respectively.

       The Partnership has sufficient sources of capital, including cash on hand and cash generated from operations to fund capital expenditures and other liquidity needs of the Partnership until the Roseville System is sold.

RESULTS OF OPERATIONS
---------------------

       Revenues of the Partnership increased $152,890, or approximately 8 percent, to $2,111,648 for the three months ended June 30, 1998 from $1,958,758 for the similar period in 1997. Revenues increased $332,585, or approximately 9 percent, to $4,143,522 for the six month period ended June 30, 1998 from $3,810,937 for the similar period in 1997. Increases in the number of basic subscribers in the Partnership's Roseville System accounted for approximately 64 and 61 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1998. The number of basic subscribers in the Roseville System increased by 1,588 subscribers, or approximately 9 percent, to 19,969 subscribers at June 30, 1998 from 18,381 subscribers for the similar period in 1997. Basic service rate increases accounted for approximately 36 and 39 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1998. No other single factor significantly contributed to the increase in revenues.

       Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's Roseville System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

       Operating expenses increased $83,238, or approximately 7 percent, to $1,242,743 for the three month period ended June 30, 1998 from $1,159,505 for the similar period in 1997. Operating expenses increased $106,578, or approximately 5 percent, to $2,431,327 for the six month period ended June 30, 1998 from $2,324,749 for the similar period in 1997. These increases were primarily due to increases in programming fees which was due in part to the increase in subscriber base. No other single factor significantly affected the increase in operating expenses. Operating expenses represented 59 percent of revenues for both three month periods ended June 30, 1998 and 1997, and 59 percent and 61 percent, respectively, for the six month periods ended June 30, 1998 and 1997.

       The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $69,652, or approximately 9 percent, to $868,905 for the three months ended June 30, 1998 compared to $799,253 for the similar 1997 period. Operating cash flow increased $226,007, or approximately 15 percent, to $1,712,195 for the six months ended June 30, 1998 compared to $1,486,188 for the similar 1997 period. These increases were the result of the increases in revenues exceeding the increases in operating expenses.

       Management fees and allocated overhead from the General Partners increased $24,141, or approximately 11 percent, to $247,339 for the three month period ended June 30, 1998 from $223,198 for the similar period in 1997. Management fees and allocated overhead from the General Partner increased $11,309, or approximately 2 percent, to

$479,662 for the six month period ended June 30, 1998 from $468,353 for the similar period in 1997. The increases for the three month period were primarily due to the timing of certain expenses allocated from the Managing General Partner. The increases for the six month period were due to the increases in revenues, upon which such management fees are based, and the timing of certain expenses from the Managing General Partner.

       Depreciation and amortization expense increased $115,631, or approximately 34 percent, to $455,449 for the three month period ended June 30, 1998 from $339,818 for the similar period in 1997. Depreciation and amortization expense increased $131,852, or approximately 20 percent, to $791,647 for the six month period ended June 30, 1998 from $659,795 for the similar period in 1997. These increases were due to increases in the Partnership's depreciable asset base.

       Operating income decreased $70,120, or approximately 30 percent, to $166,117 for the three month period ended June 30, 1998 from $236,237 for the similar period in 1997. This decrease was due to the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in operating cash flow. Operating income increased $82,846 to $440,886 for the six month period ended June 30, 1998 compared to $358,040 for the similar period in 1997. This increase was due to the increase in operating cash flow exceeding the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense.

       Interest expense of the Partnership increased $4,676, or approximately 3 percent, to $177,905 for the three month period ended June 30, 1998 from $173,229 for the similar period in 1997. Interest expense of the Partnership increased $15,499, or approximately 5 percent, to $354,640 for the six month period ended June 30, 1998 from $339,141 for the similar period in 1997. This increase was due to higher outstanding balances on interest bearing obligations.

       The Partnership reported a net loss of $24,723 for the three months ended June 30, 1998 compared to $313 for the similar 1997 period. The Partnership reported net income of $65,798 for the six months ended June 30, 1998 compared to a net loss of $45,728 for the similar 1997 period. These changes were due to the factors discussed above.

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


Dated:  August 7, 1998