Form 10-Q
period 1998-09-30
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1998-11-13
CIK 857488

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ___________.

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                September 30,   December 31,
                          ASSETS                                    1998           1997
                          ------                                --------------  -------------

CASH                                                              $   456,420    $   612,953

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $46,640 and $31,154 at September 30, 1998
  and December 31, 1997, respectively                                 281,007        359,817

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                           19,020,149     17,704,957
  Less- accumulated depreciation                                   (9,764,394)    (8,630,093)
                                                                  -----------    -----------

                                                                    9,255,755      9,074,864
  Franchise costs and other intangible assets, net of
    accumulated amortization of $12,731,212 and
    $12,654,022 at September 30, 1998 and December 31, 1997,
    respectively                                                    2,470,337      2,547,527
                                                                  -----------    -----------

          Total investment in cable television properties          11,726,092     11,622,391

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                           328,161        184,684
                                                                  -----------    -----------

          Total assets                                            $12,791,680    $12,779,845
                                                                  ===========    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                          September 30,   December 31,
             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                      1998           1997
             -------------------------------------------                 --------------  -------------

LIABILITIES:
  Debt                                                                     $ 10,043,334   $ 10,000,000
  Managing General Partner advances                                             234,144        235,536
  Trade accounts payable and accrued liabilities                                445,825        530,967
  Subscriber prepayments                                                         32,499         30,665
                                                                           ------------   ------------

                     Total liabilities                                       10,755,802     10,797,168
                                                                           ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                             500            500
    Accumulated deficit                                                          (8,107)        (8,639)
                                                                           ------------   ------------

                                                                                 (7,607)        (8,139)
                                                                           ------------   ------------

  Limited Partners-
    Net contributed capital (164,178 units
      outstanding at September 30, 1998 and
      December 31, 1997)                                                     35,824,200     35,824,200
    Accumulated deficit                                                      (3,780,715)    (3,833,384)
    Distributions                                                           (30,000,000)   (30,000,000)
                                                                           ------------   ------------

                                                                              2,043,485      1,990,816
                                                                           ------------   ------------

                     Total liabilities and partners' capital (deficit)     $ 12,791,680   $ 12,779,845
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                             For the Three Months Ended   For the Nine Months Ended
                                                  September 30,                 September 30,
                                             --------------------------   -------------------------
                                               1998          1997            1998           1997
                                            ----------    ----------      ----------     ----------
REVENUES                                    $2,212,347    $1,985,086      $6,355,869     $5,796,023

COSTS AND EXPENSES:
  Operating expenses                         1,271,391     1,153,796       3,702,718      3,478,545
  Management fees and allocated overhead
    from General Partners                      248,775       227,515         728,437        695,868
  Depreciation and amortization                479,862       349,441       1,271,509      1,009,236
                                            ----------    ----------      ----------     ----------

OPERATING INCOME                               212,319       254,334         653,205        612,374
                                            ----------    ----------      ----------     ----------

OTHER INCOME (EXPENSE):
  Interest expense                            (181,578)     (178,490)       (536,218)      (517,631)
  Other, net                                   (43,338)       (3,851)        (63,786)       (68,478)
                                            ----------    ----------      ----------     ----------

          Total other expense                 (224,916)     (182,341)       (600,004)      (586,109)
                                            ----------    ----------      ----------     ----------

NET INCOME (LOSS)                           $  (12,597)   $   71,993      $   53,201     $   26,265
                                            ==========    ==========      ==========     ==========

ALLOCATION OF NET INCOME (LOSS):
    General Partners                        $     (126)   $      710      $      532     $      263
                                            ==========    ==========      ==========     ==========

    Limited Partners                        $  (12,471)   $   71,283      $   52,669     $   26,002
                                            ==========    ==========      ==========     ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                          $     (.08)   $      .43      $      .32     $      .16
                                            ==========    ==========      ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                164,178       164,178         164,178        164,178
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                     ---------------------------
                                                                         1998           1997
                                                                     -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $    53,201   $    26,265
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     1,271,509     1,009,236
      Decrease in trade receivables                                        78,810        38,450
      Increase in deposits, prepaid expenses and deferred charges        (203,495)     (502,024)
      Increase (decrease) in trade accounts payable, accrued
        liabilities and subscriber prepayments                            (83,308)      136,117
      Increase (decrease) in Managing General Partner
        Advances                                                           (1,392)      191,432
                                                                      -----------   -----------

             Net cash provided by operating activities                  1,115,325       899,476
                                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                   (1,315,192)   (1,160,215)
                                                                      -----------   -----------

             Net cash used in investing activities                     (1,315,192)   (1,160,215)
                                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing                                                  46,525       350,000
  Repayment of debt                                                        (3,191)     (200,000)
                                                                      -----------   -----------

             Net cash provided by financing activities                     43,334       150,000
                                                                      -----------   -----------

Decrease in cash                                                         (156,533)     (110,739)

Cash, beginning of period                                                 612,953       478,797
                                                                      -----------   -----------

Cash, end of period                                                   $   456,420   $   368,058
                                                                      ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                       $   565,300   $   575,256
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------



(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at September 30, 1998 and December 31, 1997, its results of operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television system serving the areas in and around Roseville, California (the "Roseville System").

(2) Jones Cable Corporation (the "Managing General Partner"), a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and nine month periods ended September 30, 1998 were $110,617 and $317,793, respectively, compared to $99,254 and $289,801, respectively, for the three and nine month periods ended September 30, 1997.

     IDS Cable Corporation (the "Supervising General Partner") participates in certain management decisions of the Partnership and receives a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Partnership for the three and nine month periods ended September 30, 1998 were $11,062 and $31,779, respectively, compared to $9,925 and $28,980, respectively, for the three and nine month periods ended September 30, 1997.

     The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of Intercable. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense is reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1998 were $127,096 and $378,865, respectively, compared to $118,336 and $377,087, respectively, for the three and nine month periods ended September 30, 1997.

     The Supervising General Partner also may be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1998 and 1997.

(3) In October 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party for $30,900,000. The sale was approved by the holders of a majority of the limited partnership interests in the Partnership. Closing of the sale was subject to a number of material closing conditions, one of which was never satisfied. Because the prospective purchaser was affiliated with the company that provides telephone services in the geographical area in which the Roseville System provides cable television services, a waiver from the Federal Communications Commission (the "FCC") of Section 652 of the Telecommunications Act of 1996, which prohibits the acquisition by a telephone company and its affiliates of cable systems in the telephone company's service area, was necessary to permit the prospective purchaser to consummate its purchase of the Roseville System. The prospective purchaser, with the support and assistance of the Managing General Partner, actively sought this waiver from the FCC, but the FCC failed to grant the request for the waiver. As a result of the FCC's failure to grant the request for the waiver, the asset purchase agreement between the Partnership and that prospective purchaser expired and was not renewed in February 1998, and the Managing General Partner again marketed the Roseville System for sale.

     In July 1998, the Partnership signed an asset purchase agreement to sell the Roseville System to Comcast Corporation or one of its affiliates for a sales price of $40,000,000, subject to customary closing adjustments. Comcast Corporation currently is not an affiliate of the Partnership or of either of the General Partners. Comcast Corporation has agreed, however, to acquire a controlling ownership interest in the parent of the Managing General Partner. Closing of the sale of the Roseville System, which is expected to occur in the fourth quarter of 1998, will be subject to several conditions, including necessary governmental and other third party consents. The sale has been approved by the Supervising General Partner and by the holders of a majority of the limited partnership interests in the Partnership.

     Upon the proposed sale of the Roseville System, based upon financial information as of September 30, 1998, the Partnership will repay all of its indebtedness, which totaled $10,277,478 (including $10,000,000 borrowed under its credit facility, $234,144 in advances from the Managing General Partner and capital lease obligations of $43,334), pay brokerage fees to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of Intercable, and IDS Management Corporation, an affiliate of the Supervising General Partner, totaling $1,000,000, representing 2.5 percent of the sales price, for acting as brokers and financial advisors in this transaction, settle working capital adjustments and then the $29,309,786 of net sale proceeds will be distributed to the Partnership's partners of record as of the date of the sale of the Roseville System. Because the distribution to be made on the sale of the Roseville System together with the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana will exceed 125 percent of the amounts originally contributed to the Partnership by the limited partners, the general partners will receive general partner distributions on the sale of the Roseville System. The limited partners as a group will receive $27,308,746, the Managing General Partner will receive $1,000,520 and the Supervising General Partner will receive $1,000,520 of the net proceeds from the sale of the Roseville System. This distribution will give the Partnership's limited partners an approximate return of $166 for each $250 limited partnership interest, or $664 for each $1,000 invested in the Partnership.

     Taking into account the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana and the anticipated distribution from the sale of the Roseville System, the limited partners of the Partnership can expect to receive a total return of $349 for each $250 limited partnership interest, or $1,396 for each $1,000 invested in the Partnership.

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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     In October 1996, the Partnership entered into an asset purchase agreement pursuant to which it agreed to sell the Roseville System to an unaffiliated party for $30,900,000. The sale was approved by the holders of a majority of the limited partnership interests in the Partnership. Closing of the sale was subject to a number of material closing conditions, one of which was never satisfied. Because the prospective purchaser was affiliated with the company that provides telephone services in the geographical area in which the Roseville System provides cable television services, a waiver from the Federal Communications Commission (the "FCC") of Section 652 of the Telecommunications Act of 1996, which prohibits the acquisition by a telephone company and its affiliates of cable systems in the telephone company's service area, was necessary to permit the prospective purchaser to consummate its purchase of the Roseville System. The prospective purchaser, with the support and assistance of the Managing General Partner, actively sought this waiver from the FCC, but the FCC failed to grant the request for the waiver. As a result of the FCC's failure to grant the request for the waiver, the asset purchase agreement between the Partnership and that prospective purchaser expired and was not renewed in February 1998, and the Managing General Partner again marketed the Roseville System for sale.

     In July 1998, the Partnership signed an asset purchase agreement to sell the Roseville System to Comcast Corporation or one of its affiliates for a sales price of $40,000,000, subject to customary closing adjustments. Comcast Corporation currently is not an affiliate of the Partnership or of either of the General Partners. Comcast Corporation has agreed, however, to acquire a controlling ownership interest in the parent of the Managing General Partner. Closing of the sale of the Roseville System, which is expected to occur in the fourth quarter of 1998, will be subject to several conditions, including necessary governmental and other third party consents. The sale has been approved by the Supervising General Partner and by the holders of a majority of the limited partnership interests in the Partnership.

     Upon the proposed sale of the Roseville System, based upon financial information as of September 30, 1998, the Partnership will repay all of its indebtedness, which totaled $10,277,478 (including $10,000,000 borrowed under its credit facility, $234,144 in advances from the Managing General Partner and capital lease obligations of $43,334), pay brokerage fees to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of Intercable, and IDS Management Corporation, an affiliate of the Supervising General Partner, totaling $1,000,000, representing 2.5 percent of the sales price, for acting as brokers and financial advisors in this transaction, settle working capital adjustments and then the $29,309,786 of net sale proceeds will be distributed to the Partnership's partners of record as of the date of the sale of the Roseville System. Because the distribution to be made on the sale of the Roseville System together with the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana will exceed 125 percent of the amounts originally contributed to the Partnership by the limited partners, the general partners will receive general partner distributions on the sale of the Roseville System. The limited partners as a group will receive $27,308,746, the Managing General Partner will receive $1,000,520 and the Supervising General Partner will receive $1,000,520 of the net proceeds from the sale of the Roseville System. This distribution will give the Partnership's limited partners an approximate return of $166 for each $250 limited partnership interest, or $664 for each $1,000 invested in the Partnership.

     Taking into account the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana and the anticipated distribution from the sale of the Roseville System, the limited partners of the Partnership can expect to receive a total return of $349 for each $250 limited partnership interest, or $1,396 for each $1,000 invested in the Partnership.

     Since the Roseville System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the distribution of the net proceeds from the sale of the Roseville System, most likely in the first quarter of 1999.

     For the nine months ended September 30, 1998, the Partnership generated net cash from operating activities totaling $1,115,325. The Partnership expended approximately $1,315,000 in capital improvements during the first nine months of 1998. Of these improvements, approximately 46 percent related to the construction of cable television plant related to new homes passed. Approximately 34 percent related to service drops to homes. The remainder was for other capital expenditures to maintain the value of the Roseville System. Funding for these expenditures was provided by cash on hand and cash generated from operations. Budgeted capital expenditures for the remainder of 1998 in the Partnership's Roseville System are approximately $123,000. Construction of system extensions related to new homes passed will account for approximately 38 percent of these expenditures. Service drops to homes will account for approximately 10 percent of the anticipated expenditures. The remainder is for other capital expenditures to maintain the value of the Roseville System until it is sold. Depending upon the timing of the closing of the sale of the Roseville System, the Partnership will make only the portion of the budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Roseville System. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations. The Partnership is obligated to the prospective buyer of the Roseville System to conduct its business in the ordinary course until the sale of the Roseville System is finalized.

     The Partnership's $10,000,000 revolving credit facility allows for the entire commitment to be available through March 31, 1999, at which time the commitment will be reduced quarterly until December 31, 2003, when the commitment will reduce to zero and will be payable in full. At September 30, 1998, the maximum of $10,000,000 was outstanding under the revolving credit facility. The entire remaining outstanding balance at the time of the sale of the Roseville System will be repaid upon the closing of the sale. Interest on the commitment is at the Partnership's option of the Prime Rate or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on amounts outstanding were 6.97 percent and 6.94 percent at September 30, 1998 and 1997, respectively.

     The Partnership has sufficient sources of capital, including cash on hand and cash generated from operations, to fund capital expenditures and other liquidity needs of the Partnership until the Roseville System is sold.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $227,261, or approximately 11 percent, to $2,212,347 for the three months ended September 30, 1998 from $1,985,086 for the similar period in 1997. Revenues increased $559,846, or approximately 10 percent, to $6,355,869 for the nine month period ended September 30, 1998 from $5,796,023 for the similar period in 1997. Increases in the number of basic subscribers in the Partnership's Roseville System accounted for approximately 56 and 65 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1998. The number of basic subscribers in the Roseville System increased by 1,636 subscribers, or approximately 9 percent, to 20,455 subscribers at September 30, 1998 from 18,819 subscribers for the similar period in 1997. Basic service rate increases accounted for approximately 32 and 26 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1998. No other single factor significantly contributed to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's Roseville System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $117,595, or approximately 10 percent, to $1,271,391 for the three month period ended September 30, 1998 from $1,153,796 for the similar period in 1997. Operating expenses increased $224,173, or approximately 6 percent, to $3,702,718 for the nine month period ended September 30, 1998 from $3,478,545 for the similar period in 1997. These increases were primarily due to increases in programming fees which was due in part to the increase in subscriber base. No other single factor significantly affected the increase in operating expenses. Operating expenses represented 57 and 58 percent, respectively, of revenues for the three month periods ended September 30, 1998 and 1997, and 58 percent and 60 percent, respectively, for the nine month periods ended September 30, 1998 and 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $109,666, or approximately 13 percent, to $940,956 for the three months ended September 30, 1998 compared to $831,290 for the similar 1997 period. Operating cash flow increased $335,673, or approximately 14 percent, to $2,653,151 for the nine months ended September 30, 1998 compared to $2,317,478 for the similar 1997 period. These increases were the result of the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partners increased $21,260, or approximately 9 percent, to $248,775 for the three month period ended September 30, 1998 from $227,515 for the similar period in 1997.

Management fees and allocated overhead from the General Partners increased $32,569, or approximately 5 percent, to $728,437 for the nine month period ended September 30, 1998 from $695,868 for the similar period in 1997. These increases were due to the increases in revenues, upon which such management fees are based, and the timing of certain expenses from the Managing General Partner.

     Depreciation and amortization expense increased $130,421, or approximately 37 percent, to $479,862 for the three month period ended September 30, 1998 from $349,441 for the similar period in 1997. Depreciation and amortization expense increased $262,273, or approximately 26 percent, to $1,271,509 for the nine month period ended September 30, 1998 from $1,009,236 for the similar period in 1997. These increases were due to increases in the Partnership's depreciable asset base.

     Operating income decreased $42,015, or approximately 17 percent, to $212,319 for the three month period ended September 30, 1998 from $254,334 for the similar period in 1997. This decrease was due to the increases in management fees and allocated overhead from the General Partners and depreciation and amortization expense exceeding the increase in operating cash flow. Operating income increased $40,831 to $653,205 for the nine month period ended September 30, 1998 compared to $612,374 for the similar period in 1997. This increase was due to the increase in operating cash flow exceeding the increases in management fees and allocated overhead from the General Partners and depreciation and amortization expense.

     Interest expense of the Partnership increased $3,088, or approximately 2 percent, to $181,578 for the three month period ended September 30, 1998 from $178,490 for the similar period in 1997. Interest expense of the Partnership increased $18,587, or approximately 4 percent, to $536,218 for the nine month period ended September 30, 1998 from $517,631 for the similar period in 1997. This increase was due to higher outstanding balances on interest bearing obligations.

     The Partnership reported a net loss of $12,597 for the three months ended September 30, 1998 compared to net income of $71,993 for the similar 1997 period. The Partnership reported net income of $53,201 for the nine months ended September 30, 1998 compared to $26,265 for the similar 1997 period. These changes were due to the factors discussed above.

                          PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

The sale of the Roseville System was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership. A vote of the limited partners was conducted by the Managing General Partner by mail in September and October of 1998. Limited partners of record at the close of business on August 31, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the final results of the vote of the limited partners:


                                   No. of
                                  Interests         Approved         Against         Abstained       Did Not Vote
                                 Entitled to     --------------   --------------   --------------   --------------
                                    Vote           No.      %       No.      %       No.      %       No.      %
                                 -----------     -------  -----   -------  -----   -------  -----   -------  -----
         Roseville System Sale     164,178        91,869  55.9      613      .4     1,248     .8     70,448   42.9


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


Dated:  November 13, 1998