Form 10-K
period 1998-12-31
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1999-03-30
CIK 857488

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 1998
                                       OR
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from  ________ to  ________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    -----

               DOCUMENTS INCORPORATED BY REFERENCE:         None


(40958)

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


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

          The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership originally owned two cable television systems. In February 1996, the Partnership sold its cable television system serving areas in and around Carmel, Indiana (the "Carmel System"), and on December 31, 1998, the Partnership sold its cable television system serving the areas in and around the City of Roseville and neighboring portions of unincorporated Placer County, all in the State of California (the "Roseville System").

Disposition of Cable Television System.

          On December 31, 1998, the Partnership sold the Roseville System to an affiliate of Comcast Corporation for a sale price of $40,000,000, subject to customary closing adjustments. The sale of the Roseville System was approved by the holders of a majority of the limited partnership interests of the Partnership and by the general partners of the Partnership. At the time of the Roseville System's sale, Comcast Corporation was not an affiliate of the Partnership or of either of its general partners as such term is defined in the Partnership's limited partnership agreement. It is anticipated that Comcast Corporation will acquire a controlling ownership interest in the parent of the Managing General Partner in April 1999. As a result of that transaction, it is expected that the current management of Intercable and of the Managing General Partner and a majority of the Board of Directors of Intercable and of the Managing General Partner will be replaced by Comcast Corporation.

          From the proceeds of the Roseville System's sale, the Partnership repaid all of its indebtedness, which totaled $10,258,866, paid brokerage fees totaling $1,000,000 (representing 2.5 percent of the sales price) to The Intercable Group, Ltd., an affiliate of the Managing General Partner, and IDS Management Corporation, an affiliate of the Supervising General Partner, and settled working capital adjustments. The Partnership distributed the remaining sale proceeds of $29,479,945 to the Partnership's partners of record as of December 31, 1998. This distribution to the limited partners was made in January 1999. Because the distribution from the sale of the Roseville System together with the April 1996 distribution from the sale of the Carmel System exceeded 125 percent of the amounts originally contributed to the Partnership by the limited partners, the general partners received general partner distributions from the proceeds of the sale of the Roseville System. The limited partners as a group received $27,436,365, the Managing General Partner received $1,021,790, and the Supervising General Partner received $1,021,790. This distribution provided the Partnership's limited partners with an approximate return of $167 for each $250 limited partnership interest, or $668 for each $1,000 invested in the Partnership.

          Taking into account the April 1996 distribution from the sale of the Carmel System and the January 1999 distribution from the sale of the Roseville System, the limited partners of the Partnership have received a total return of $350 for each $250 limited partnership interest, or $1,400 for each $1,000 invested in the Partnership.


                              ITEM 2.  PROPERTIES
                              -------------------

          As of January 1, 1999, the Partnership did not own any cable television systems.


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          The sale of the Roseville System was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership.
A vote of the limited partners was conducted by the Managing General Partner by mail in September and October 1998. Limited partners of record as of the close of business on August 31, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners:

No. of Interests
Entitled to Vote               Approved                  Against                  Abstained                Did Not Vote
---------------------  ------------------------  ------------------------  ------------------------  ------------------------
                         Number       Percent      Number       Percent      Number       Percent      Number       Percent
                                    -----------               -----------               -----------               -----------

164,178                     91,869        55.96          613         0.37        1,248         0.76       70,448        42.91



                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 16, 1999, the number of equity security holders in the Partnership was 6,373.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                           For the Year Ended December 31,
                                       ------------------------------------------------------------------------
                                            1998           1997           1996           1995          1994
                                       --------------  ------------  --------------  ------------  ------------

Revenues                               $ 8,683,874     $ 7,840,578   $ 8,571,921     $14,465,490   $13,082,094
Operating Expenses                       5,104,550       4,633,573     5,273,095       7,972,171     7,298,356
Management and Supervision Fees
  and Allocated Overhead from
  General Partners                       1,031,694         931,938     1,060,130       1,848,033     1,737,106
Depreciation and Amortization            1,797,659       1,589,820     1,786,583       4,469,809     5,645,264
Operating Income (Loss)                    749,971         685,247       452,113         175,477    (1,598,632)
Net Income (Loss)                       27,248,523/(b)/   (478,324)   20,760,774/(a)/ (1,553,063)   (2,994,486)
Net Income (Loss) per
  Limited Partnership Unit                  153.47/(b)/      (2.88)       124.98/(a)/      (9.37)       (18.06)
Weighted Average Number of
  Limited Partnership
  Units Outstanding                        164,178         164,178       164,178         164,178       164,178
General Partners' Deficit                        -          (8,139)       (3,356)       (245,344)     (229,814)
Limited Partners' Capital (Deficit)       (248,745)      1,990,816     2,464,357      11,945,571    13,483,104
Total Assets                            27,485,016      12,779,845    12,727,595      36,160,374    36,683,823
Debt                                             -      10,000,000     9,850,000      22,981,227    21,832,052
Managing General Partner
  Advances                                       -         235,536        43,813         448,872       665,782

(a) Net income resulted primarily from the sale of the Carmel System by IDS/Jones Growth Partners 87-A, Ltd. in February 1996.

(b) Net income resulted primarily from the sale of the Roseville System by IDS/Jones Growth Partners 87-A, Ltd. in December 1998.

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

FINANCIAL CONDITION
-------------------

          On December 31, 1998, the Partnership sold the Roseville System to an affiliate of Comcast Corporation for a sales price of $40,000,000, subject to customary closing adjustments. At the time of the Roseville System's sale, Comcast Corporation was not an affiliate of the Partnership or of either of the general partners as such term is defined in the Partnership's limited partnership agreement. It is anticipated that Comcast Corporation will acquire a controlling ownership interest in the parent of the Managing General Partner in April 1999. The sale of the Roseville System had been approved by the general partners and by the holders of a majority of the limited partnership interests in the Partnership.

          The Partnership repaid all of its indebtedness, which totaled $10,334,281 (including $10,000,000 borrowed under its credit facility, $292,911 in advances from the Managing General Partner and capital lease obligations of $41,370), paid brokerage fees to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of Intercable, and IDS Management Corporation, an affiliate of the Supervising General Partner, totaling $1,000,000, representing
2.5 percent of the sales price, for acting as brokers and financial advisors in this transaction, settled working capital adjustments and then the $29,479,945 of net sale proceeds was distributed to the Partnership's partners of record as of the date of the sale of the Roseville System. Because the distribution on the sale of the Roseville System together with the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana exceeded 125 percent of the amounts originally contributed to the Partnership by the limited partners, the general partners received general partner distributions on the sale of the Roseville System. The limited partners as a group received $27,436,365, the Managing General Partner received $1,021,790 and the Supervising General Partner received $1,021,790 of the net proceeds from the sale of the Roseville System. This distribution gave the Partnership's limited partners an approximate return of $167 for each $250 limited partnership interest, or $668 for each $1,000 invested in the Partnership. The limited partner's distribution was made in January 1999.

          Taking into account the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana and the January 1999 distribution from the sale of the Roseville System, the limited partners of the Partnership can expect to receive a total return of $350 for each $250 limited partnership interest, or $1,400 for each $1,000 invested in the Partnership.

          Since the Roseville System represented the only remaining operating asset of the Partnership, the Partnership will be liquidated and dissolved upon the settlement of working capital adjustments from the sale of the Roseville System, most likely in the second quarter of 1999.

Year 2000 Issue
---------------

          The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. Due to the sale of the Partnership's Roseville System in December 1998, and the planned liquidation and dissolution of the Partnership in 1999, the Year 2000 issue will not have a material effect on the Partnership.

RESULTS OF OPERATIONS
---------------------

          Due to the Roseville System sale on December 31, 1998, which was the Partnership's last remaining asset, a full discussion of results of operations would not be meaningful. For the year ended December 31, 1998, the Partnership had total revenues of $8,683,874 and generated income from operations of $749,971. Because of the gain of $27,262,582 on the sale of the Roseville System, the Partnership realized net income of $26,955,612, or $151.69 per limited partnership unit, in 1998.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership for the year ended December 31, 1998 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of IDS/Jones Growth Partners 87-A, Ltd.:

          We have audited the accompanying balance sheets of IDS/JONES GROWTH PARTNERS 87-A, LTD. (a Colorado limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/Jones Growth Partners 87-A, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN LLP



Denver, Colorado,
March 12, 1999.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                   December 31,
                                                             -------------------------
       ASSETS                                                    1998          1997
       ------                                                    ----          ----
CASH                                                         $27,485,016  $   612,953

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $-0- and $31,154
  at December 31, 1998 and 1997, respectively                          -      359,817

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               -   17,704,957
  Less- accumulated depreciation                                       -   (8,630,093)
                                                             -----------  -----------

                                                                       -    9,074,864
  Franchise costs and other intangible assets, net of
    accumulated amortization of $-0- and $12,654,023 at
    December 31, 1998 and 1997, respectively                           -    2,547,527
                                                             -----------  -----------

          Total investment in cable television properties              -   11,622,391

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                            -      184,684
                                                             -----------  -----------

          Total assets                                       $27,485,016  $12,779,845
                                                             ===========  ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                                  December 31,
                                                                          ----------------------------
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                              1998           1997
     -------------------------------------------                              ----           ----
LIABILITIES:
  Debt                                                                    $          -   $ 10,000,000
  Managing General Partner advances                                                  -        235,536
  Trade accounts payable and accrued liabilities                               297,396        530,967
  Accrued distributions                                                     27,436,365              -
  Subscriber prepayments                                                             -         30,665
                                                                          ------------   ------------

                     Total liabilities                                      27,733,761     10,797,168
                                                                          ------------   ------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                            500            500
    Accumulated earnings (deficit)                                           2,043,080         (8,639)
    Distributions                                                           (2,043,580)             -
                                                                          ------------   ------------

                                                                                     -         (8,139)
                                                                          ------------   ------------

  Limited Partners-
    Net contributed capital (164,178 units
      outstanding at December 31, 1998 and 1997)                            35,824,200     35,824,200
    Accumulated earnings (deficit)                                          21,363,420     (3,833,384)
    Distributions                                                          (57,436,365)   (30,000,000)
                                                                          ------------   ------------

                                                                              (248,745)     1,990,816
                                                                          ------------   ------------

                     Total liabilities and partners' capital (deficit)    $ 27,485,016   $ 12,779,845
                                                                          ============   ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                    Year Ended December 31,
                                             ---------------------------------------

                                                 1998          1997          1996
                                             -----------   -----------   -----------
REVENUES                                     $ 8,683,874   $ 7,840,578   $ 8,571,921

COSTS AND EXPENSES:
  Operating expenses                           5,104,550     4,633,573     5,273,095
  Management fees and allocated overhead
    from General Partners                      1,031,694       931,938     1,060,130
  Depreciation and
    amortization                               1,797,659     1,589,820     1,786,583
                                             -----------   -----------   -----------

OPERATING INCOME                                 749,971       685,247       452,113
                                             -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                              (713,175)     (702,281)     (749,270)
  Gain on sale of cable television system     27,262,582             -    21,096,325
  Other, net                                     (50,855)     (461,290)      (38,394)
                                             -----------   -----------   -----------

          Total other income (expense)        26,498,552    (1,163,571)   20,308,661
                                             -----------   -----------   -----------

NET INCOME (LOSS)                            $27,248,523   $  (478,324)  $20,760,774
                                             ===========   ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partners                           $ 2,051,719   $    (4,783)  $   241,988
                                             ===========   ===========   ===========

  Limited Partners                           $25,196,804   $  (473,541)  $20,518,786
                                             ===========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT                             $    153.47   $     (2.88)  $    124.98
                                             ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                    164,178       164,178       164,178
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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                                Year Ended December 31,
                                      ----------------------------------------

                                              1998         1997           1996
                                      ------------   ----------   ------------
GENERAL PARTNERS:
  Jones Cable Corporation
        Balance, beginning of year    $     (4,070)  $   (1,678)  $   (122,672)
        Distributions                   (1,021,790)           -              -
        Net income (loss) for year       1,025,860       (2,392)       120,994
                                      ------------   ----------   ------------

        Balance, end of year          $-             $   (4,070)  $     (1,678)
                                      ============   ==========   ============

  IDS Cable Corporation
        Balance, beginning of year    $     (4,069)  $   (1,678)  $   (122,672)
        Distributions                   (1,021,790)           -              -
        Net income (loss) for year       1,025,859       (2,391)       120,994
                                      ------------   ----------   ------------

        Balance, end of year          $-             $   (4,069)  $     (1,678)
                                      ============   ==========   ============

  Total
        Balance, beginning of year    $     (8,139)  $   (3,356)  $   (245,344)
        Distributions                   (2,043,580)           -              -
        Net income (loss) for year       2,051,719       (4,783)       241,988
                                      ------------   ----------   ------------

        Balance, end of year          $-             $   (8,139)  $     (3,356)
                                      ============   ==========   ============

LIMITED PARTNERS:
        Balance, beginning of year    $  1,990,816   $2,464,357   $ 11,945,571
        Distributions                  (27,436,365)           -    (30,000,000)
        Net income (loss) for year      25,196,804     (473,541)    20,518,786
                                      ------------   ----------   ------------

        Balance, end of year          $   (248,745)  $1,990,816   $  2,464,357
                                      ============   ==========   ============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                   Year Ended December 31,
                                                           -----------------------------------------

                                                                   1998          1997           1996
                                                           ------------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $ 27,248,523   $  (478,324)  $ 20,760,774
  Adjustments to reconcile net income (loss) to
    net cash provided by operating
    activities:
      Depreciation and amortization                           1,797,659     1,589,820      1,786,583
      Gain on sale of cable television system               (27,262,582)            -    (21,096,325)
      Decrease in trade receivables                             359,817        13,484        250,589
      Decrease (increase) in deposits, prepaid
        expenses and other assets                                64,616       (51,205)      (253,798)
      Increase (decrease) in trade accounts
        payable and accrued liabilities and
        subscriber prepayments                                 (264,236)       188,851       (657,267)
      Increase (decrease) in Managing General
        Partner advances                                       (235,536)      191,723       (405,059)
                                                           ------------   -----------   ------------

          Net cash provided by operating
            activities                                        1,708,261     1,454,349        385,497
                                                           ------------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                    (1,792,618)   (1,470,193)    (1,568,312)
  Proceeds from sale of cable television system, net
    of brokerage fees                                        39,000,000             -     44,235,333
                                                           ------------   -----------   ------------

          Net cash provided by (used in) investing
            activities                                       37,207,382    (1,470,193)    42,667,021
                                                           ------------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                       47,945       350,000      9,895,965
  Repayment of debt                                         (10,047,945)     (200,000)   (23,027,192)
  Distribution to Limited Partners                                    -             -    (30,000,000)
  Distribution to the General Partner                        (2,043,580)            -              -
                                                           ------------   -----------   ------------

          Net cash provided by (used in) financing
            activities                                      (12,043,580)      150,000    (43,131,227)
                                                           ------------   -----------   ------------

Increase (decrease) in cash                                  26,872,063       134,156        (78,709)

Cash, beginning of year                                         612,953       478,797        557,506
                                                           ------------   -----------   ------------

Cash, end of year                                          $ 27,485,016   $   612,953   $    478,797
                                                           ============   ===========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid                                           $    845,228   $   668,544   $    900,250
                                                           ============   ===========   ============
   Accrued distributions                                   $ 27,436,365   $         -   $          -
                                                           ============   ===========   ============

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

                      IDS/JONES GROWTH PARTNERS 87-A, LTD.
                      ------------------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

     IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on September 15, 1987, pursuant to a public offering. The Partnership was formed to acquire, develop and operate cable television systems. Jones Cable Corporation, a Colorado corporation, is the "Managing General Partner" and manager of the Partnership. IDS Cable Corporation, a Minnesota corporation, is the "Supervising General Partner." Jones Intercable, Inc. ("Intercable"), the parent of Jones Cable Corporation, manages the cable television system owned by the Partnership. Intercable and its subsidiaries also own and operate cable television systems as well as manage cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

     Cable Television System Acquisitions
     ------------------------------------

     In 1988, the Partnership acquired the cable television system serving the communities in and around Roseville, California (the "Roseville System") and, in 1989, the Partnership acquired the cable television system serving the communities in and around Carmel, Indiana (the "Carmel System"). The Carmel System was sold in February 1996 and the Roseville System was sold in December 1998.

     Sales of Cable Television Systems
     ---------------------------------

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

     On December 31, 1998, the Partnership sold the Roseville System to an affiliate of Comcast Corporation for a sales price of $40,000,000, subject to customary closing adjustments. At the time of the Roseville System's sale, Comcast Corporation was not an affiliate of the Partnership or of either of the general partners as such term is defined in the Partnership's limited partnership agreement. It is anticipated that Comcast Corporation will acquire a controlling ownership interest in the parent of the Managing General Partner in April 1999. The sale of the Roseville System had been approved by the general partners and by the holders of a majority of the limited partnership interests in the Partnership.

     The Partnership repaid all of its indebtedness, which totaled $10,334,281 (including $10,000,000 borrowed under its credit facility, $292,911 in advances from the Managing General Partner and capital lease obligations of $41,370), paid brokerage fees to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of Intercable, and IDS Management Corporation, an affiliate of the Supervising General Partner, totaling $1,000,000, representing 2.5 percent of the sales price, for acting as brokers and financial advisors in this transaction, settled working capital adjustments and then the $29,479,945 of net sale proceeds was distributed to the Partnership's partners of record as of the date of the sale of the Roseville System. Because the distribution on the sale of the Roseville System together with the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana exceeded 125 percent of the amounts originally contributed to the Partnership by the limited partners, the general partners received general partner distributions on the sale of the Roseville System. The limited partners as a group received $27,436,365, the Managing General Partner received $1,021,790 and the Supervising General Partner received $1,021,790 of the net proceeds from the sale of the Roseville System. This distribution gave the Partnership's limited partners an approximate return of $167 for each $250 limited partnership interest, or $668 for each $1,000 invested in the Partnership. The limited partner's distribution was made in January 1999.

     Taking into account the April 1996 distribution from the sale of the Partnership's cable television system serving the communities in and around Carmel, Indiana and the January 1999 distribution from the sale of the Roseville System, the limited partners of the Partnership can expect to receive a total return of $350 for each $250 limited partnership interest, or $1,400 for each $1,000 invested in the Partnership.

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

     Property, Plant and Equipment
     -----------------------------

     Depreciation was provided using the straight-line method over the following estimated service lives:

               Cable distribution systems                 5-15 years
               Equipment and tools                        5- 7 years
               Office furniture and equipment             3- 5 years
               Buildings                                    30 years
               Vehicles                                   3- 4 years

     Replacements, renewals and improvements were capitalized and maintenance and repairs were charged to expense as incurred.

     Intangible Assets
     -----------------

     Costs assigned to franchises and costs in excess of interests in net assets purchased were amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                               2 years
               Costs in excess of interests
                in net assets purchased                     30 years

     Revenue Recognition
     -------------------

     Subscriber prepayments were initially deferred and recognized as revenue when earned.

(3)  TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES
     -----------------------------------------------------

     Management Fees, Supervision Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------------------------

     The Managing General Partner managed the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner were $434,194, $392,029 and $428,596 during 1998, 1997 and 1996, respectively. The Managing General Partner has not received and will not receive a management fee after December 31, 1998.

     The Supervising General Partner participated in certain management decisions of the Partnership and received a fee for its services equal to 1/2 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner during the years ended December 31, 1998, 1997 and 1996 were $43,419, $39,203 and $42,860, respectively. The Supervising General Partner has not received and will not receive a supervision fee after December 31, 1998.

     The Partnership reimbursed Intercable for certain allocated overhead and administrative expenses. These expenses represented the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, were necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs were based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs were allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of Intercable. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative expense was reasonable. Reimbursements made to Intercable by the Partnership for allocated overhead and administrative expenses were $554,081, $500,706 and $588,674 for 1998, 1997 and 1996, respectively. The Supervising General Partner may also be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for allocated overhead and administrative expenses during the years ended December 31, 1998, 1997 and 1996. The Partnership will continue to reimburse the Managing General Partner for actual time spent on Partnership business by employees of Intercable until the Partnership is liquidated and dissolved, but the Partnership will not bear a revenue-based allocation of overhead and administrative expenses beyond December 31, 1998.

     The Partnership was charged interest by Intercable during 1998 at an average interest rate of 7.05 percent on amounts due to the Managing General Partner, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Intercable was $8,259, $4,612 and $1,864 in 1998, 1997 and 1996, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of the Managing General Partner.

     Payments to Superaudio totaled $15,179, $12,103 and $12,464 in 1998, 1997 and 1996, respectively. Payments to Knowledge TV, Inc. totaled $15,752, $13,457 and $13,669 in 1998, 1997 and 1996, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $-0-, $8,269 and $26,169 in 1998, 1997 and 1996, respectively. Payments to Great American Country, Inc. totaled $14,605, $13,360 and $14,806 in 1998, 1997 and 1996, respectively.

     The Partnership received a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $29,157, $30,479 and $22,820 in 1998, 1997 and 1996, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1998 and 1997, consisted of the following:


                                           December 31,
                                     -------------------------

                                         1998         1997
                                     -----------  -----------
 Cable distribution systems          $         -  $16,813,531
 Equipment and tools                           -      441,275
 Office furniture and equipment                -      247,770
 Buildings                                     -        9,060
 Vehicles                                      -      191,321
 Land                                          -        2,000
                                     -----------  -----------
                                               -   17,704,957

 Less - accumulated depreciation               -   (8,630,093)
                                     -----------  -----------

                                     $         -  $ 9,074,864
                                     ===========  ===========

(5) DEBT
    ----

    Debt consisted of the following:       December 31,
                                     -------------------------

                                         1998         1997
                                     -----------  -----------
  Lending institutions -
   Revolving credit agreement        $         -  $10,000,000
                                     -----------  -----------

                                     $         -  $10,000,000
                                     ===========  ===========

     The Partnership had a reducing revolving credit agreement of $10,000,000, which was repaid on December 31, 1998 upon the sale of the Roseville System. Interest on the commitment was at the Partnership's option of the Prime Rate or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rate on amounts outstanding was 7.01 percent at December 31, 1997.

     At December 31, 1997, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt was estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------
     Office and other facilities were rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $89,592, $89,575 and $124,949, respectively, for the years ended December 31, 1998, 1997 and 1996.

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:

                                                           Year Ended December 31,
                                                      ----------------------------------

                                                         1998        1997        1996
                                                      ----------  ----------  ----------
     Maintenance and repairs                          $   45,825  $   39,811  $   61,416
                                                      ==========  ==========  ==========

     Taxes, other than income and payroll taxes       $  312,275  $  300,881  $  327,504
                                                      ==========  ==========  ==========

     Advertising                                      $   41,360  $   41,397  $   66,135
                                                      ==========  ==========  ==========

     Depreciation of property, plant and equipment    $1,675,589  $1,483,708  $1,317,776
                                                      ==========  ==========  ==========

     Amortization of intangible assets                $  122,070  $  106,112  $  468,807
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

Name                                           Age              Positions with the Managing General Partner
----                                           ---              -------------------------------------------
Glenn R. Jones                                 69               Chairman of the Board and Chief Executive Officer
James B. O'Brien                               49               President
Kevin P. Coyle                                 47               Vice President/Finance
Elizabeth M. Steele                            47               Vice President and Secretary


           Mr. Glenn R. Jones has been Chairman of the Board of the Managing General Partner since its formation in October 1986. Mr. Jones served as President of the Managing General Partner until September of 1990 at which time he was elected Chief Executive Officer. Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc. since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the Jones Intercable, Inc. and of certain other affiliates of Jones Intercable, Inc. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the Company's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

           Mr. James B. O'Brien was elected President of the Managing General Partner in September of 1990. Mr. James B. O'Brien, Jones Intercable, Inc.'s President, joined Jones Intercable, Inc. in January 1982. Prior to being elected President and a director of Jones Intercable, Inc. in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the Jones Intercable, Inc.'s Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Jones Intercable, Inc. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the

U.S. cable television industry. He also serves as Chairman of the Board of Directors of CTAM: The Marketing Society for the Cable Telecommunications Industry and as an executive director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies. Mr. O'Brien's numerous industry recognitions include a CTAM Tami Award for marketing excellence, a Women In Cable and Telecommunications Accolade Award recognizing his leadership efforts on behalf of women in the telecommunications industry, The President's Award for Leadership from the Illinois Cable and Telecommunications Association and a Lifetime Achievement Award from The National Association of Minorities in Communications. Additionally, Mr. O'Brien is a member of The Society of UK Cable Pioneers.

           Kevin P. Coyle was elected Vice President of Finance of the Managing General Partner in February 1989. Mr. Coyle is the principal financial and accounting officer of the Managing General Partner. Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of Jones Intercable, Inc. in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990. From 1978 to 1981 Mr. Coyle was employed by American Television and Communications (now Time Warner Cable), and from 1974 to 1978 he was an associate at Haskins & Sells (now Deloitte & Touche LLP).

           Ms. Elizabeth M. Steele has served as Secretary of the Managing General Partner since August 1987 and Vice President since February 1989. Ms. Elizabeth M. Steele joined Jones Intercable, Inc. in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the Company, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to Jones Intercable, Inc.

           Certain information concerning directors and executive officers of the Supervising General Partner is set forth below. Directors of the Supervising General Partner serve until the next annual meeting of the Supervising General Partner and until their successors shall be elected and qualified.

Name                                         Age         Positions with the Supervising General Partner
----                                         ---         ----------------------------------------------
Peter J. Slattery                             32         President and Director
John M. Knight                                45         Vice President and Director
Jeffrey S. Horton                             36         Vice President, Treasurer and Director
Bradley C. Nelson                             33         Vice President
Ronald W. Powell                              52         Vice President

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


                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

           The Partnership has no employees; however, various personnel were required to operate the Roseville System. Such personnel were employed by Intercable and, pursuant to the terms of the Partnership's limited partnership agreement, the cost of such employment was charged by the Managing General Partner to the Partnership as a direct reimbursement item. See Item 13.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

           As of February 16, 1999, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

           Until December 31, 1998, the Managing General Partner and its affiliates engaged in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The Managing General Partner believes that the terms of such transactions were generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination was made by the Managing General Partner in good faith, but none of the terms were negotiated at arm's-length and there can be no assurance that the terms of such transactions have been as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

           Until December 31, 1998, the Supervising General Partner and its affiliates also engaged in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership.

Transactions with the Managing General Partner and the Supervising General
Partner

           The Managing General Partner manages the Partnership and, until December 31, 1998, the date of the sale of the Partnership's last remaining cable television system, the Managing General Partner received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The Managing General Partner will not receive a management fee after December 31, 1998.

           The Partnership reimbursed Intercable, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represented the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs were based primarily on actual time spent by employees with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable or its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable serves as general partner were also allocated a proportionate share of these expenses. The Supervising General Partner, IDS Cable Corporation, charged the Partnership for supervision fees in accordance with the limited partnership agreement of the Partnership. The Partnership will continue to reimburse the General Partner for actual time spent on Partnership business by employees of the General Partner until the Partnership is liquidated and dissolved, but the Partnership will not bear a revenue-based allocation of overhead and administrative expenses beyond December 31, 1998.

           Intercable, the parent of the Managing General Partner, advanced funds from time to time and charged interest on the balance payable. The interest rate charged approximated Intercable's weighted average cost of borrowing.

Transactions with Affiliates

           Jones International, Ltd., a company owned by Glenn R. Jones ("International"), and certain of its subsidiaries provide various services to the Partnership, including affiliation agreements for the distribution of programming owned by affiliated companies on cable television systems owned by the Partnership, as described below.

           Knowledge TV, Inc., a company jointly owned by Mr. Jones, affiliates of International, the Managing General Partner and BCI Telecom Holdings, Inc., a principal shareholder of Intercable, operates the television network Knowledge TV. Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Until December 31, 1998, Knowledge TV, Inc. sold its programming to the Roseville System.

           The Great American Country network provides country music video programming to the Roseville System. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of Intercable.

           Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of Intercable. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, until December 31, 1998, provided satellite programming to the Roseville System.

           The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of Intercable, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. Intercable's owned and managed systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Roseville System totaled approximately $29,157 for the year ended December 31, 1998.

           The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                      For the Year Ended December 31,
                                                                      -------------------------------
                                                                   1998                   1997                   1996
                                                                   ----                   ----                   ----
Management fees                                                  $434,194               $392,029               $428,596
Supervision fees                                                   43,419                 39,203                 42,860
Allocation of expenses                                            554,081                500,706                588,674
Interest expense                                                    8,259                  4,612                  1,864
Amount of advances outstanding                                          0                235,536                 43,813
Highest amount of advances outstanding                            352,326                235,536                647,012
Programming fees:
 Knowledge TV, Inc.                                                15,752                 13,457                 13,669
 Great American Country                                            14,605                 13,360                 14,806
 Superaudio                                                        15,179                 12,103                 12,464

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


     3.            The following exhibits are filed herewith:

     4.1           Limited Partnership Agreement for IDS/Jones Growth Partners 87-A, Ltd. (1)

     10.1          Asset Purchase Agreement dated July 21, 1998 among Comcast Corporation, IDS/Jones Growth
                   Partners 87-A, Ltd., Jones Cable Corporation, Jones Intercable, Inc. and Jones International,
                   Ltd. (2)

     27            Financial Data Schedule

__________

     (1)           Incorporated by reference from the Form 10-K of IDS/Jones Growth Partners (Commission File
                   Nos. 0-16183 and 0-17734) for fiscal year ended December 31, 1988.

     (2)           Incorporated by reference from Registrant's Schedule 14A (Commission File No. 0-16183) filed with the Securities and Exchange Commission on August 6, 1998.

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

                                       IDS/JONES GROWTH PARTNERS
                                       87-A, LTD.,
                                       a Colorado limited partnership
                                         By Jones Cable Corporation,
                                            its Managing General Partner


                                         By:  /s/ Glenn R. Jones
                                              ----------------------------------
                                              Glenn R. Jones
                                              Chairman of the Board and
Dated:  March 24, 1999                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               OFFICERS AND DIRECTORS OF JONES CABLE CORPORATION:


                                    By:  /s/ Glenn R. Jones
                                         ----------------------------------
                                         Glenn R. Jones
                                         Chairman of the Board and
                                         Chief Executive Officer
Dated:  March 24, 1999                   (Principal Executive Officer)


                                    By:  /s/ Kevin P. Coyle
                                         ----------------------------------
                                         Kevin P. Coyle
                                         Vice President/Finance
                                         (Principal Financial and
Dated:  March 24, 1999                   Accounting Officer)