Form 10-Q
period 1999-03-31
IDS JONES GROWTH PARTNERS 87-A LTD/CO/
filed 1999-05-14
CIK 857488

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from___________to___________

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

                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

                                (215) 665-1700
                         -----------------------------
                         Registrant's telephone number



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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                         March 31,           December 31,
                                ASSETS                                     1999                 1998
                                ------                                --------------        --------------
Cash                                                                  $       39,626        $   27,485,016
Final working capital adjustment receivable                                  156,835                   -
                                                                      --------------        --------------
         Total assets                                                 $      196,461        $   27,485,016
                                                                      ==============        ==============


         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
         -------------------------------------------
LIABILITIES:
  Accounts payable and accrued liabilities                            $      196,461        $      297,396
  Accrued distributions                                                          -              27,436,365
                                                                      --------------        --------------
                  Total liabilities                                          196,461            27,733,761
                                                                      --------------        --------------

PARTNERS' CAPITAL:
  General Partners-
    Contributed capital                                                          500                   500
    Accumulated earnings                                                   2,043,080             2,043,080
    Distributions                                                         (2,043,580)           (2,043,580)
                                                                      --------------        --------------
                                                                                 -                     -

  Limited Partners-
    Net contributed capital (164,178 units
      outstanding at March 31, 1999 and
      December 31, 1998)                                                  35,824,200            35,824,200
    Accumulated earnings                                                  21,612,165            21,363,420
    Distributions                                                        (57,436,365)          (57,436,365)
                                                                      --------------        --------------
                                                                                 -                (248,745)
                                                                      --------------        --------------

        Total liabilities and partners' capital (deficit)             $      196,461        $   27,485,016
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

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                              --------------------------

                                                                                 1999            1998
                                                                              ----------      ----------
REVENUES                                                                      $        -      $2,031,874

COSTS AND EXPENSES:
  Operating expenses                                                                   -       1,188,584
  Management fees and allocated overhead from
     General Partners                                                                  -         232,323
  Depreciation and amortization                                                        -         336,198
                                                                              ----------      ----------

OPERATING INCOME                                                                       -         274,769
                                                                              ----------      ----------

OTHER INCOME (EXPENSE):
  Interest expense                                                                     -        (176,735)
  Other, net                                                                     248,745          (7,513)
                                                                              ----------      ----------

         Total other income (expense), net                                       248,745        (184,248)
                                                                              ----------      ----------

NET INCOME                                                                    $  248,745      $   90,521
                                                                              ==========      ==========

ALLOCATION OF NET INCOME:
  General Partners                                                            $        -      $      905
                                                                              ==========      ==========

  Limited Partners                                                            $  248,745      $   89,616
                                                                              ==========      ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT                                       $     1.52      $      .55
                                                                              ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                              164,178         164,178
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

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                     1999              1998
                                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $    248,745      $     90,521
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                                      -              336,198
      Decrease in trade receivables                                                      -              140,709
      Increase in final working capital adjustment receivable                        (156,835)             -
      Increase in deposits, prepaid expenses and other assets                            -              (10,304)
      Decrease in accounts payable and accrued liabilities and
        subscriber prepayments                                                       (100,935)         (149,073)
      Decrease in Managing General Partner advances                                      -             (188,481)
                                                                                 ------------      ------------
           Net cash provided by (used in) operating activities                         (9,025)          219,570
                                                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                                -             (359,343)
                                                                                 ------------      ------------
           Net cash used in investing activities                                         -             (359,343)
                                                                                 ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                               -               20,204
  Distribution to Limited Partners                                                (27,436,365)             -
                                                                                 ------------      ------------

           Net cash provided by (used in) financing activities                    (27,436,365)           20,204
                                                                                 ------------      ------------
Decrease in cash                                                                  (27,445,390)         (119,569)

Cash, beginning of period                                                          27,485,016           612,953
                                                                                 ------------      ------------
Cash, end of period                                                              $     39,626      $    493,384
                                                                                 ------------      ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                  $       -         $    236,763
                                                                                 ------------      ------------

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

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of IDS/Jones Growth Partners 87-A, Ltd. (the "Partnership") at March 31, 1999 and December 31, 1998 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1999 and 1998.

      The Partnership owned and operated the cable television system serving the areas in and around Roseville, California (the "Roseville System") until its sale to an affiliate of Comcast Corporation ("Comcast") in December 1998. The Roseville System represented the only remaining operating asset of the Partnership. The Partnership settled final working capital adjustments in April 1999 and it is expected to be liquidated and dissolved in the second quarter of 1999.

      On April 7, 1999, Comcast completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Intercable"). Comcast now owns approximately 12.8 million shares of Intercable's Class A Common Stock and approximately 2.9 million shares of Intercable's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in Intercable. Also on that date, Comcast contributed its shares in Intercable to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Intercable owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of Intercable. As a result of this transaction, Intercable is now a consolidated public company subsidiary of Comcast Cable.

      Also on April 7, 1999, the bylaws of Intercable were amended to establish the size of Intercable's Board of Directors as a range from eight to thirteen directors and the board was reconstituted so as to have eight directors and the following directors of Intercable resigned: Robert E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solot, Robert Kearney, Howard O. Thrall, Siim Vanaselja, Sanford Zisman and Glenn R. Jones. In addition, Donald
L. Jacobs resigned as a director elected by the holders of Class A Common Stock and was elected by the remaining directors as a director elected by the holders of Common Stock. The remaining directors elected the following persons to fill the vacancies on the board created by such resignations: Ralph J. Roberts, Brian
L. Roberts, John R. Alchin, Stanley Wang and Lawrence S. Smith. All of the newly elected directors, with the exception of Mr. Jacobs, are officers of Comcast. Also on April 7, 1999, the following executive officers of Intercable resigned:
Glenn R. Jones, James B. O'Brien, Ruth E. Warren, Kevin P. Coyle, Cynthia A. Winning, Elizabeth M. Steele, Wayne H. Davis and Larry W. Kaschinske. The following persons were appointed as executive officers of Intercable on April 7, 1999: Ralph J. Roberts, Brian L. Roberts, Lawrence S. Smith, John R. Alchin and Stanley Wang.

      Comcast is principally engaged in the development, management and operation of broadband cable networks and in the provision of content through programming investments. Comcast Cable is principally engaged in the development, management and operation of broadband cable networks. The address of Comcast's principal office is 1500 Market Street, Philadelphia, Pennsylvania 19102-2148, which is also now the address of the principal office of Intercable and of the Managing General Partner. The address of Comcast Cable's principal office is 1201 Market Street, Suite 2201, Wilmington, Delaware 19801.

(2) Jones Cable Corporation (the "Managing General Partner"), a wholly owned subsidiary of Intercable , managed the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three month periods ended March 31, 1999 and 1998 were $-0- and $101,594, respectively. The Managing General Partner has not received and will not receive a management fee after December 31, 1998.

      IDS Cable Corporation (the "Supervising General Partner") participated in certain management decisions of the Partnership and received a fee for its services equal to one-half percent of the gross revenues of the Partnership, excluding revenue from the sale of cable television systems or franchises. Supervision fees paid to the Supervising General Partner by the Partnership for the three month periods ended March 31, 1999 and 1998 were $-0- and $10,159, respectively. The Supervising General Partner has not received and will not receive a supervision fee after December 31, 1998.

      The Partnership will continue to reimburse Intercable for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership. Reimbursements made to Intercable by the Partnership for overhead and administrative expenses during the three month periods ended March 31, 1999 and 1998 were $4,877 and $120,570, respectively.

      The Supervising General Partner also may be reimbursed for certain expenses incurred on behalf of the Partnership. There were no reimbursements made to the Supervising General Partner by the Partnership for overhead and administrative expenses during the three month periods ended March 31, 1999 and 1998.

                     IDS/JONES GROWTH PARTNERS 87-A, LTD.
                     ------------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

      On December 31, 1998, the Partnership sold the Roseville System to an affiliate of Comcast. The Partnership settled final working capital adjustments in April 1999 and is expected to be liquidated and dissolved in the second quarter of 1999.

RESULTS OF OPERATIONS
---------------------

      Due to the Partnership's sale of the Roseville System on December 31, 1998, which was the Partnership's last remaining operating asset, a discussion of financial condition and results of operations would not be meaningful.

                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

           a)  Exhibits

               27)  Financial Data Schedule

           b)  Reports on Form 8-K

                    Report on Form 8-K dated December 31, 1998, filed in January 1999, reported that on December 31, 1998, the Partnership sold its Roseville System to an affiliate of Comcast Corporation for a sales price of $40,000,000 subject to customary closing adjustments.

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

                                       IDS/JONES GROWTH PARTNERS 87-A, LTD.
                                       BY: JONES CABLE CORPORATION
                                           Managing General Partner



                                       By: /s/ Lawrence S. Smith
                                           ------------------------------------
                                           Lawrence S. Smith
                                           Principal Accounting Officer


                                       By: /s/ Joseph J. Euteneuer
                                           ------------------------------------
                                           Joseph J. Euteneuer
                                           Vice President (Authorized Officer)



Dated:  May 14, 1999